Form 10-Q
period 1995-04-29
STUARTS DEPARTMENT STORES INC
filed 1995-06-19
CIK 744795

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549





FORM 10-Q





          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

              THE SECURITIES EXCHANGE ACT OF 1934



              For the quarterly period ended April 29, 1995



OR



          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF

              THE SECURITIES EXCHANGE ACT OF 1934





Commission File No. 0-13184





                      STUARTS DEPARTMENT STORES, INC.

(Exact name of registrant as specified in its charter)



          Delaware
04-2817110

(State or other jurisdiction of                      (I.R.S.
Employer

 incorporation or organization)
Identification No.)



16 Forge Parkway, Franklin, Massachusetts
02038

(Address of principal executive offices)
(Zip Code)



Registrant's telephone number, including area code
508-520-4540







	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X      No



	Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes X    No



	The number of shares outstanding of the issuer's common stock, as of June 15, 1995 was 21,507,175 Shares (excluding 901,899 shares held as treasury shares).







PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STUARTS DEPARTMENT STORES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS

Current Assets				Apr. 29, 1995 	 Jan. 28, 1995

	Cash and cash equivalents	$    792,703	$      64,731

	Merchandise inventory	  11,155,760	   12,376,497

	Merchandise available for sale		    3,282,000

	Other             	  		   728,545  	    1,288,541

            Total current assets	  12,677,008      17,011,769

Equipment and Leasehold Improvements -

	At Cost

		Store fixtures		   8,527,427	    8,527,424

		Store leasehold improvements	   2,610,396 	    2,582,584

		Office and warehouse equipment	   3,187,304 	    3,183,232

								  14,325,127 	   14,293,240

			Less allowance for depreciation

				and amortization	   9,705,617  	    9,313,761

 							   	   4,619,510  	    4,979,479

Leaseholds (Less accumulated

   amortization of $6,043,767

	and $5,995,285, respectively)	     961,722  	    1,010,209

Reorganization Value in Excess of Amounts

	Allocable to Identifiable Assets

   (Less accumulated amortization of

   $174,950 and $157,415, respectively)	     526,050
543,585

Deferred Financing Costs (Less accumulated

  	amortization of $215,679 and $167,197,

   respectively) 	  			   279,185    	     321,062



Other Assets			  		   546,076  	      511,692

Total Assets                          	$ 19,609,551  	$
24,377,796

								  ==========	   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

	Accounts payable - trade   	   6,352,268  	    3,868,470

	Accrued expenses:

		Rent    		    		 933,402	      693,644

		Compensation and fringe benefits	     268,154  	      251,951

		Short term debt (note 4)	   3,939,981

		Other				 	  5,651,883 	    5,026,372

     	Total current liabilities	  17,145,688  	    9,840,437

Long Term Debt (note 4)
	6,394,185

Other Liabilities	  			   305,162	      318,567

Stockholders' Equity

	Common stock - authorized 25,000,000 shares

		of $.01 par value; issued and outstanding

		22,409,074 shares                    	     224,091
224,091

	Additional paid-in capital	  29,725,274 	   29,725,274

	Retained (deficit)		 (25,982,829)	  (20,316,923)

  								   3,966,536	    9,632,442

		Less treasury stock at cost

		(901,899 shares)	  (1,807,835)	   (1,807,835)

          Total stockholders' equity	   2,158,701	    7,824,607

Total Liabilities and Stockholders' Equity	 $ 19,609,551 	$
24,377,796

								  ==========	   ==========



The accompanying notes are an integral part of these statements.



STUARTS DEPARTMENT STORES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THIRTEEN WEEKS ENDED APRIL 29, 1995 AND APRIL 30, 1994





							                    	      13 Weeks        13 Weeks

							                    	      Ended           Ended

						                        	   Apr. 29, 1995   Apr. 30,1994



Total store sales                    	   $ 11,817,603    $
23,761,653

Less leased department sales            	     687,157
1,691,335

Net store sales                        	   11,130,446
22,070,318

Leased department and other income         	  198,217
358,892

                                       	   11,328,663
22,429,210



Costs and expenses

	Cost of sales, buying and

		distribution                        	  8,358,919
15,487,366

	Restructuring and asset impairment

		charges                             	  1,912,676

	Selling and administrative        	     6,005,793
7,346,200

	Depreciation and amortization     	        462,644
502,706



     Total costs and expenses          	   16,740,032
23,336,272



(Loss) before interest               	     (5,411,369)
(907,062)

Interest expense                  	           254,537
110,426)





Net (loss)                        	      $ (5,665,906)   $
(1,017,488)

                                        	  ==========
==========



Net (loss) per share of

	common stock	 		                $(.26)          $(.05)



Weighted average number of common

	shares outstanding               	      21,507,175
21,507,175































The accompanying notes are an integral part of these statements.





STUARTS DEPARTMENT STORES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE THIRTEEN WEEKS ENDED APRIL 29, 1995





                    		         	                Additional

         			               Common      Paid-in      Retained
Treasury

                      		        Stock      Capital      Earnings
      Stock



Balance at January 28,

	1995                 $224,091  $29,725,274  $(20,316,923)
$(1,807,835)



Net (loss)
(5,665,906)





Balance at April 29,

   1995        			       $224,091  $29,725,274  $(25,982,829)
$(1,807,835)

                 		       ========  ===========  =============
============



































































The accompanying notes are an integral part of these statements.







STUARTS DEPARTMENT STORES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THIRTEEN WEEKS ENDED APRIL 29, 1995 AND APRIL 30, 1994



                                   	        13 Weeks       13
Weeks

                                  		         Ended        	Ended

						                       	       Apr. 29, 1995  Apr. 30, 1994

Increase (decrease) in cash and cash

  equivalents



Cash flows from operating activities:

	Net (loss)                    	       $ (5,665,906)   $
(1,017,488)

	Adjustments to reconcile net (loss)

		to net cash provided by (used in)

    	operating activities:

	Depreciation and amortization     	        499,755
539,266

	Inventory available for sale          	  3,282,000

	(Increase) in inventory            	     1,220,737
(3,720,295)

   (Increase) in other current assets       	 559,996
(429,560)

	Increase in accounts payable

		and accrued expenses               	   3,365,270
2,973,501

	(Decrease) in other liabilities     	      (13,404)
(22,691)

Net cash provided (used) in operating

	activities                        	      3,248,448
(1,677,267)



Cash flows from investing activities:

	Purchase of equipment and leasehold

		improvements                  	          (31,887)
(436,705)

	Decrease in leaseholds and other

		assets		                   	           (34,552)         46,880

Net cash used in investing activities  	      (66,272)
(402,153)



	Proceeds from issuance of long-term debt
           1,909,157

 	Reduction of short-term debt      	     (2,454,204)




Net cash used in provided by

	financing activities             	      (2,454,204)
1,909,157



Net increase (decrease) in cash

	and cash equivalents	  727,972 	  (170,263)



Cash and cash equivalents at beginning

	of period			 	  64,731	   344,075





Cash and cash equivalents at April 29,

	1995 and April 30, 1993, respectively 	 $  792,703    $
173,812

                                        	   =========
=========

Supplemental Disclosures of Cash Flows

 Information:

	Cash paid during the quarter for:

		Interest		 		255,415    	    72,999

		Income taxes	 	  24,200    	    14,678



The accompanying notes are an integral part of these statements.



STUARTS DEPARTMENT STORES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

April 29, 1995



NOTE 1 - REORGANIZATION



On May 16, 1995, Stuarts Department Stores, Inc. filed a voluntary petition for reorganization under Chapter 11 ("Chapter 11"), Title 11 of the United States Code (the "Federal Bankruptcy Code") in the United States Bankruptcy Court (the "Court") for the District of Massachusetts, Western Division. The Company is currently operating its business as a debtor-in-possession, subject to the approval of the Court for certain of its proposed actions. In addition, an official committee of unsecured creditors of the Company approved by the United States Trustee has the right to, among other things, consult with the Company in connection with the administration of its Chapter 11 case and participate in the formulation of any plan of reorganization.



As of the petition date, actions to collect pre-petition indebtedness are stayed and certain contractual obligations may not be enforced against the Company. Under the Federal Bankruptcy Code, the rights of pre-petition creditors and stockholders may be altered substantially. In addition, the Company may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the Court in accordance with the reorganization process.





NOTE 2 - GENERAL



The accompanying unaudited condensed consolidated financial statements include the accounts of Stuarts and its subsidiary. Unless the context otherwise requires, all references herein to "Stuarts" or the "Company" shall be to Stuarts Department Stores, Inc. and its subsidiary.



In the opinion of the Company, the consolidated condensed financial statements (unaudited) contain all adjustments
(consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of April 29, 1995 and January 28, 1995, the consolidated results of operations for the 13 week periods ended
April 29, 1995 and April 30, 1994 and the consolidated statements of cash flows for the 13 week periods ended April 29, 1995 and April 30, 1994.



Because of the seasonal nature of the Company's business, the results of operations for the 13 week period ended April 29, 1995 are not necessarily indicative of the results for an annual period.





















NOTE 3 - DEBTOR-IN-POSSESSION FINANCING



In connection with the Chapter 11 filing, the Company has entered into debtor-in-possession financing arrangements with its lender, Foothill Capital Corporation ("Foothill") and is currently operating its business as a debtor-in-possession, subject to Bankruptcy Court approval for certain of its actions.
 The financing arrangements with Foothill provide for a $6 million credit facility which is collateralized by substantially all of the Company's assets. Borrowings under the facility are subject to availability under a borrowing base formula and compliance with covenants and business plans. Foothill has also agreed to permit the Company to use cash collateral from its pre-petition financing arrangements during the reorganization proceeding. Both the debtor-in-possession financing arrangement and the cash collateral arrangement will require the approval of the Bankruptcy Court.



NOTE 4 - RESTRUCTURING



In accordance with FASB EIFT 94-3 (liability recognition for certain costs incurred in a restructuring), approximately $1,913,000 of expenses incurred for the closing of stores located in Malden, Haverhill, Taunton, Fall River and Springfield, Massachusetts and East Providence, Rhode Island were charged to the first quarter of fiscal 1996.



NOTE 5 - SUBSEQUENT EVENT



On April 30, 1995, the Company's Board of Directors approved the closing of four additional stores located in Athol, Chelsea and Fitchburg, Massachusetts and Goffstown, New Hampshire. In accordance with FASB EIFT 94-3 (liability recognition for certain costs incurred in a restructuring), approximately $2,875,000 in expense will be charged to the second quarter of fiscal 1996 to cover the closing of these stores.



NOTE 6 - INCOME TAXES



The Company operated at a loss for both financial reporting and income tax reporting purposes in the 13 week periods ended April 29, 1995 and April 30, 1994. No tax benefit was recorded for federal and state income taxes for the first quarters of 1995 or 1994.



NOTE 7 - NET (LOSS) PER SHARE



Net (loss) per common share has been calculated on the weighted average number of shares outstanding for the respective fiscal periods.























ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION

         AND RESULTS OF OPERATIONS



CHAPTER 11 FILING



On May 16, 1995, the Company filed for reorganization under Chapter 11 with the Bankruptcy Court. The Company's voluntary filing was precipitated by financial and liquidity difficulties, which caused the Company to fail to make timely payments to its vendors and other suppliers as well as to certain of its landlords under store leases. The Company's inability to pay these obligations as they became due caused many of its vendors to curtail inventory shipments to the Company, which further impacted adversely the Company's performance. Prior to the Chapter 11 filing, the Company unsuccessfully attempted to locate a buyer for the retail chain.



In connection with the Chapter 11 filing, Stuarts has entered into debtor-in-possession financing arrangements with its lender, Foothill, and is currently operating its business as a debtor-in-possession, subject to Bankruptcy Court approval for certain of its actions. The financing arrangements with Foothill provide for a $6 million credit facility, which is collateralized by substantially all of the Company's assets. Borrowings under the facility are subject to availability under a borrowing base formula and to compliance with covenants and business plans. Interest is payable at the prime rate plus 4%, with a minimum rate of 9.75%. The facility terminates six months from the date approved by the Bankruptcy Court unless sooner terminated due to failure to achieve projected results. The Company has failed to achieve financial projections established in connection with its debtor-in-possession financing arrangements with Foothill. If such failures continue, Foothill would be entitled to terminate the financing arrangements under certain circumstances. In addition, the Company intends to review its financial results, financial condition and prospects with Foothill commencing around June 19, 1995 in order to determine whether to keep the financing arrangements in place. Accordingly, there can be no assurance that the financing arrangements will remain in effect. In the event that such financing arrangements are terminated, the Company may be forced to seek a liquidation of its assets. Such a liquidation might also take place upon the occurrence of adverse changes and other circumstances. The Company paid Foothill a $60,000 closing fee in connection with this facility.
 Foothill also has agreed to permit the Company to use cash collateral from its pre-petition financing arrangements during the reorganization proceeding. Both the debtor-in-possession financing arrangement and the cash collateral arrangement will require the approval of the Bankruptcy Court.





















ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION

         AND RESULTS OF OPERATIONS (CONTINUED)



Pursuant to Section 362 of the Bankruptcy Code, all rights to payment and legal actions which arose against the Company prior to its recent Chapter 11 filing are stayed. In addition, under the provisions of Section 365 of the Bankruptcy Code and subject to Bankruptcy Court approval, a debtor-in-

possession, such as the Company, may elect to assume or reject certain of its unexpired leases and executory contracts. As the Chapter 11 case progresses, Stuarts will continue to analyze which of its executory contracts and unexpired leases it intends to assume or reject.



Stuarts plans to continue its retail operations and to formulate a plan of reorganization as soon as practicable. As part of its strategy to restructure the Company to emerge from Chapter 11, management of the Company is seeking to reduce operating expenses and to stabilize and improve operations and is engaged in an extensive analysis and review of its organization, operations and business plan. In this regard, the Company has closed seven stores since the close of fiscal 1995. Two of the stores closed were "Stuarts too" stores and the balance were discount department stores. The Company also closed two department stores during the last quarter of fiscal 1995 and, in early May 1995, the Company announced plans to close another four of its stores. The four stores closed during the second quarter of fiscal 1996 are located in Athol, Chelsea, Fitchburg, Massachusetts and Goffstown, New Hampshire. On May 15, 1995, the Company received approximately $2.5 million from a liquidator in respect of the inventory to be sold at these four stores. These funds were applied to reduce the Company's secured indebtedness. The Company also has retained an independent consultant to assist it in consolidating its operations. In addition, the Company is in the process of relocating to a smaller home office and warehouse facility within the industrial park where its home office presently is located and has undertaken a number of other cost-cutting measures, including, among other things, extensive staff reductions, rent reductions and other expense reductions. The Company intends to continue to review its expense structure for further reduction.



There can be no assurance that the Company will be able to propose a reorganization plan or that such a plan, if proposed, will be accepted by the requisite vote of creditors and equity security holders and confirmed by the Bankruptcy Court. Since the commencement of the bankruptcy proceeding on May 16, 1995, the Company has experienced poor sales and operating results. Consequently, the Company has failed to achieve financial projections established in connection with its debtor-in-

possession financing arrangements with Foothill. If such failures continue, Foothill would be entitled to terminate the financing arrangements under certain circumstances. In addition, the Company intends to review its financial results, financial condition and prospects with Foothill commencing around June 19, 1995 in order to determine whether to keep the financing arrangements in place. Accordingly, there can be no assurance that the financing arrangements will remain in effect.
 In the event that such financing arrangements are terminated, the Company may be forced to seek liquidation of its assets. Such a liquidation might also take place upon the occurrence of adverse changes and other circumstances.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION

         AND RESULTS OF OPERATIONS (CONTINUED)



The Company's Common Stock was delisted from trading on the Nasdaq Stock Market effective June 8, 1995 after a hearing held in response to a request by the Company for a temporary exception to the applicable listing requirements.



RESULTS OF OPERATIONS



THIRTEEN WEEKS ENDED APRIL 29, 1995 VERSUS 13 WEEKS ENDED APRIL
30, 1994.



Total store sales and Net store sales for the 13 week period ended April 29, 1995 each decreased by 50.0% over the 13 week period ended April 30, 1994. After extracting the sales of the ten closed stores subsequent to May 1994, the total and net store sales of the existing 12 stores each decreased by 29.0%. The ten closed stores were East Providence and Johnston, Rhode Island, Biddeford, Maine, Barre, Vermont, Nashua, New Hampshire, and Fall River, Taunton, Springfield, Malden and Haverhill, Massachusetts. The Company has experienced cash flow problems. As a result, store inventories are lower than normal. This, combined with strong competitive activity from full line discount stores, has severely impaired sales.



Stuarts operates 12 general purpose discount department stores, selling a varying mix of items within 85 departments and, therefore, individual products and departments (other than apparel) do not account for a significant portion of the Company's revenues from these stores. Stuarts also operates one family apparel and home fashion store. During the first quarter of fiscal 1996, the Company's apparel departments accounted for approximately 41% of the Company's total sales, while non-apparel departments in the aggregate accounted for approximately 59% of the Company's total sales. In contrast, during the first quarter of fiscal 1995, the Company's apparel departments accounted for approximately 46% of the Company's total sales, while non-apparel departments in the aggregate accounted for approximately 54% of the company's total sales. The decrease in sales attributable to the Company's apparel departments during the first quarter of fiscal 1996, as compared with the first quarter of fiscal 1995, is attributable to reduced merchandise inventory offerings in the Company's apparel departments which resulted from the Company's cash flow difficulties. Apparel departments generally produce higher gross profits than non-apparel departments.



The Cost of sales, buying and distribution expense was 75.1% of Net store sales for the 13 week period ended April 29, 1995, compared with 70.2% for the 13 week period ended April 30, 1994.
 This percentage increase resulted principally from higher promotional markdowns in response to increased promotional activity by the Company's competitors as well as promotional markdowns taken by the Company in an effort to increase the Company's sales and cash flow during a period of financial and cash flow difficulties.









ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION

         AND RESULTS OF OPERATIONS (CONTINUED)



During the 13 weeks ended April 29, 1995, the Company incurred restructuring and asset impairment charges of $1,913,000. In accordance with FASB EIFT 94-3 (liability recognition for certain costs incurred in a restructuring), a restructuring and asset impairment reserve was established in fiscal 1995. During the 13 weeks ended April 29, 1995, expenses relating to this reserve were incurred in connection with the closing of stores located in Malden, Haverhill, Taunton, Fall River and Springfield, Massachusetts and East Providence, Rhode Island. The Company has begun the closing of stores located in Athol, Chelsea and Fitchburg, Massachusetts and Goffstown, New Hampshire. It is anticipated that the Company will incur expenses of approximately $2,875,000 pursuant to FASB EIFT 94-3 during the second quarter of fiscal 1996 in connection with the closing of these stores.



Selling and administrative expenses as a percentage of net sales for the 13 week period ended April 29, 1995 increased to 54.0% from 33.3% for the 13 week period ended April 30, 1994. This percentage increase is principally from reserves that were established in connection with store closings.



Depreciation and amortization for the 13 week period ended April
29, 1995 decreased by approximately $40,000 from the 13 week period ended April 30, 1994. This decrease resulted from the write off of assets in connection with store closings.



Interest expense for the 13 week period ended April 29, 1995 was $255,000 compared to $110,000 for the 13 week period ended April 30, 1994. This increase is attributable to interest on larger amounts outstanding under the Company's credit facility during the first quarter of fiscal 1996.



The Company experienced a net loss for the 13 week period ended April 29, 1995 of $5,666,000 compared with a net loss of $1,017,000 for the 13 week period ended April 30, 1994. Factors contributing to the loss incurred during the first quarter of fiscal 1996 include, among other things, a reduction in net sales in existing stores of 29%, reserves for closed stores in the amount of $1,913,000 and increased interest expense of $144,000.





LIQUIDITY AND CAPITAL RESOURCES



During the 13 week period ended April 29, 1995, the net cash provided from operating activities was approximately $3,248,000.
 Factors contributing to this amount include a reduction in inventory of $4,503,000 combined with an increase in trade payables and accrued expenses of $3,365,000 offset in part by the net loss of $5,666,000.













ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION

         AND RESULTS OF OPERATIONS (CONTINUED)



During the 13 week period ended April 29, 1995, the net cash used in investing activities amounted to approximately $66,000, which resulted from the purchase of fixtures and leasehold improvements.



During the 13 week period ended April 29, 1995, the net cash used by financing activities amounted to approximately
$2,454,000. This cash was used to reduce the amount due under the Company's revolving line of credit agreement with Foothill.



The Company's working capital at April 29, 1995 decreased by $11,640,000 from January 28, 1995. This decrease in working capital is primarily due to a reduction in the inventory combined with an increase in trade payables and short term debt.



In connection with the Chapter 11 filing, Stuarts has entered into debtor-in-possession financing arrangements with Foothill and is currently operating its business as a debtor-in-possession, subject to Bankruptcy Court approval for certain of its actions. The financing arrangements with Foothill provide for a $6 million credit facility, which is collateralized by substantially all of the Company's assets. Borrowings under the facility are subject to availability under a borrowing base formula and to compliance with covenants and business plans. Foothill also has agreed to permit the Company to use cash collateral from its pre-petition financing arrangements during the reorganization proceeding. Both the debtor-in-possession financing arrangement and the cash collateral arrangement will require the approval of the Bankruptcy Court. The Company has failed to achieve financial projections established in connection with the Company's debtor-in-possession financing arrangement with Foothill. As a result, Foothill would be entitled to terminate the financing arrangements under certain circumstances. In addition, the Company intends to review its financial results, financial condition and prospects with Foothill commencing about June 19, 1995 in order to determine whether to keep the financing arrangements in place. Accordingly, there can be no assurance that the financial arrangements will remain in effect. In the event that such financing arrangements are terminated, the Company may be forced to seek a liquidation of its assets. Such a liquidation might also take place upon the occurrence of adverse changes and other circumstances. As of June 14, 1995, the Company had approximately $2,917,674 of financing available under the debtor-in-possession financing arrangement, subject to availability under a borrowing base formula and to compliance with covenants and conditions.



In Chapter 11 cases, substantially all of the liabilities of a debtor, such as the Company, as of the date of the filing of the petition for reorganization are subject to settlement under a plan of reorganization to be voted upon by the debtor's impaired creditors and stockholders and confirmed by the Bankruptcy Court. Management is committed to











ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION

         AND RESULTS OF OPERATIONS (CONTINUED)



reorganizing as quickly as practicable, but it is not unusual for a bankruptcy proceeding to continue for a period of years before a plan of reorganization is completed and approved. The Company has an exclusive period until September 13, 1995 to file such a plan with the Bankruptcy Court. If a plan of reorganization is not filed with the Bankruptcy Court by such date, or such date is not extended, other parties in interest may submit proposed plans. If a reorganization plan is filed by the Company by September 13, 1995, the Company has until November 13, 1995 to solicit acceptances with respect to any other plan during such period. No plan of reorganization has yet been filed with the Bankruptcy Court.



There are certain risks to a Company operating as a debtor-in-possession. Such risks may include (i) potential deterioration of the business of the Company during the bankruptcy proceedings, (ii) a reduced ability to attract and retain employees, (iii) additional expenses associated with the bankruptcy reorganization process and (iv) liquidation of the Company's assets under Chapter 7 of the Bankruptcy Code or under a liquidation plan under Chapter 11. Because the bankruptcy proceedings are in an early stage, the Company is not yet able to estimate the total financial effect of the bankruptcy on its financial condition.



Because of uncertainties regarding the outcome of the bankruptcy proceedings (including, without limitation, the potential dilutive effect of any bankruptcy reorganization plan which may result) the ultimate impact on the Company's results of operations and financial position cannot be determined presently. Likewise, the Company is unable to predict the value, if any, to be realized by the holders of its equity securities in the bankruptcy proceeding whether or not a successful reorganization is achieved. The Chapter 11 filing, uncertainty regarding the eventual outcome of the reorganization case and the effect of other unknown adverse factors could affect the Company's ability to continue in existence as a going concern.



There can be no assurance that the Company will be able to propose a reorganization plan or that such a plan, if proposed, would be accepted by the requisite vote of creditors and equity security holders and confirmed by the Bankruptcy Court. The Company has failed to achieve financial projections established in connection with the Company's debtor-in-

possession financing arrangement with Foothill. As a result, Foothill would be entitled to terminate the financing arrangements under certain circumstances. The Company and Foothill will review, commencing on or about June 19, 1995, these financing arrangements and the Company's results of operations, financial condition and business prospects and determine whether the financing arrangements should remain in effect. Accordingly, there can be no assurance that the financing arrangements will remain in effect. In the event that such financing arrangements are terminated, the Company may be forced to seek a liquidation of its assets. Such a liquidation might also take place upon the occurrence of adverse changes and other circumstances.







ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION

         AND RESULTS OF OPERATIONS (CONTINUED)



Current payments due on almost all pre-petition liabilities are deferred except as may be required by Bankruptcy Court order.



The Company has not paid dividends since its inception. Since the Company is currently in Chapter 11, no dividends can be paid without the approval of the Bankruptcy Court.



The Company believes that its current cash on hand and funds available pursuant to the debtor-in-possession financing will be adequate to cover its working capital expenditure needs until early July 1995 provided that the Company continues to receive the support of its debtor-in-possession lender, Foothill. The Company's liquidity and financial resources are subject to the continued availability of financing from Foothill, as to which there can be no assurance. Moreover, until a plan of reorganization is approved by the creditors and confirmed by the Bankruptcy Court, the liquidity and adequacy of the Company's capital resources beyond early July 1995 cannot be determined. No plan of reorganization has yet been filed with the Bankruptcy Court.



Impact of Inflation



Stuarts has generally been able to pass on inflationary cost increases through higher merchandise selling prices. Therefore, inflation has not had a material negative impact on operating results.

























































PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS



On May 16, 1995, the Company filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. Pursuant to Section 362 of the Bankruptcy Code, during a Chapter 11 case, creditors and other parties in interest may not, without Bankruptcy Court approval: (i) commence or continue a judicial, administrative or other proceeding against a debtor which was or could have been commenced prior to commencement of the Chapter 11 case, or to recover a claim that arose prior to commencement of the case;
(ii) enforce any pre-petition judgments against the debtor;
(iii) take any action to obtain possession of property of the debtor or to exercise control over property of the debtor or the debtor's estate; (iv) create, perfect or enforce any lien against the property of the debtor; (v) collect, assess or recover claims against the debtor that arose before the commencement of the case; or (vi) set off any debt owing to the debtor that arose prior to the commencement of the case against a claim of such creditor or party-in-interest against the debtor that arose before the commencement of the case.



The Company is a party to certain other legal actions arising in the ordinary course of its business. Based upon the information presently available to the Company, management is of the opinion that the ultimate outcome of these actions will not materially adversely affect the Company's operations or its financial position. The continuance of such actions by the parties in interest is subject to Bankruptcy Court approval as provided above.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES



(a) As a result of the filing of a voluntary petition for reorganization under Chapter 11, Title 11 of the United States Code with the United States Bankruptcy Court for the District of Massachusetts (Western Division), there occurred an event of default under the Company's pre-

petition financing arrangements with Foothill. As of May 16, 1995, the outstanding principal amount of the Company's indebtedness under the pre-

petition financing arrangements was $2,027,951 and accrued and unpaid interest thereon was $20,513.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



         (a)  Exhibits - None



         (b)  Reports on Form 8-K.



             	During the 13 weeks ended April 29, 1995, the following reports were filed on Form 8-K:



				On February 14, 1995, the Company filed a current report on
Form 8-K dated February 14, 1995 with the Securities and
Exchange Commission which stated that it expected to report a significant loss for fiscal 1995.





				On February 17, 1995, the Company filed a current report on
Form 8-K dated February 16, 1995 with the Securities and
Exchange Commission which stated that the Company planned to close six department stores and three "Stuarts too" stores
during March 1995.  The Company also estimated its fiscal year end loss to exceed $10.5 million.



				On March 15, 1995, the Company filed a current report on
Form 8-K dated March 15, 1995 with the Securities and Exchange
Commission which stated that the Company's sales results for
February 1995 decreased 26% from the comparable 1994 period.
The Company stated that it planned to increase its focus on
selling the Company and had entered into arrangements with
Garcel, Inc. for the sale of inventory at its stores located in
Haverhill, Malden, Taunton, Massachusetts, Nashua, New Hampshire
and Johnston, Rhode Island.













































































SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                               STUARTS DEPARTMENT STORES, INC.

                               (Registrant)







Date: June 16, 1995        By: /s/ David S. Ferguson

                              David S. Ferguson

                              President

                              (Principal Executive Officer)







Date: June 16, 1995        By: /s/ Antone F. Moreira

                              Antone F. Moreira

                              Senior Vice President and Chief

                              Financial Officer

                              (Principal Financial and
Accounting Officer)

































































SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                               STUARTS DEPARTMENT STORES, INC.

                               (Registrant)







Date: June 16, 1995        By:

                              David S. Ferguson

                              President

                              (Principal Executive Officer)







Date: June 16, 1995        By:

                              Antone F. Moreira

                              Senior Vice President and Chief

                              Financial Officer

                              (Principal Financial and
Accounting Officer)

































































