Form 10-K
period 1995-01-28
STUARTS DEPARTMENT STORES INC
filed 1995-06-30
CIK 744795

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 1995



OR



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934




Commission File No. 0-13184




STUARTS DEPARTMENT STORES, INC.

A Delaware corporation

I.R.S. Employer Identification No. 04-2817110

16 Forge Parkway

Franklin, MA  02038

(508) 520-4540




Securities Registered Pursuant to Section 12(g) of the Act:

Title

Common Stock, $.01 par value




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No



     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]




     Aggregate market value on June 6, 1995 of the voting stock held by non-affiliates of the registrant was approximately
$443,125.



     Common shares outstanding on June 6, 1995: 21,507,175
(excluding 901,899 shares held as treasury shares).



     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Yes  X   No

PART I



ITEM 1. BUSINESS

- -------------------------------------------------------------------------

 CHAPTER 11 FILING



	On May 16, 1995, Stuarts Department Stores, Inc. ("Stuarts" or the "Company") filed a voluntary petition for reorganization under Chapter 11 ("Chapter 11"), Title 11 of the United States
Code (the "Bankruptcy Code") with the United States Bankruptcy
Court for the District of Massachusetts (Western Division) (the
"Bankruptcy Court"). The Company's voluntary filing was precipitated by financial and liquidity difficulties. The
Company's inability to pay obligations as they became due caused many of its vendors to curtail inventory shipments to the Company, which further impacted adversely the Company's performance. Prior to the Chapter 11 filing, the Company unsuccessfully attempted to locate a buyer for the retail chain.



	On June 20, 1995, the Company's Board of Directors approved the orderly liquidation or sale in Chapter 11 of the Company. The
Company's management is exploring various alternatives by which the liquidation or sale can be effected and intends to formulate a plan for the liquidation or sale as promptly as practicable.
The Board of Directors' determination had been affected by a number of factors, including, in particular, poor sales and operating results achieved over the Father's Day selling period.
The orderly liquidation or sale will involve the closing or the sale of the remaining Stuarts stores and is likely to take a number of months to complete. Any liquidation or sale will be subject to obtaining the requisite approval of the Company's secured creditor, the Official Committee of Creditors in the bankruptcy proceeding and the Bankruptcy Court and, accordingly, there can be no assurance that a plan for the liquidation or sale formulated by the Company's management will be effected.
Although the Company does not presently believe that the liquidation or sale will result in any distribution of liquidation or sale proceeds to the Company's shareholders, the amount, if any, available for distribution to the COmpany's unsecured creditors can not presently be estimated.



	In connection with the Chapter 11 filing, Stuarts entered into debtor-in-possession financing arrangements with its lender, Foothill Capital Corporation ("Foothill"), and is currently operating its business as a debtor-in-possession, subject to Bankruptcy Court approval for certain of its actions. The financing arrangements with Foothill provide for a $6 million credit facility, which is collateralized by substantially all of the Company's assets. Borrowings under the facility are subject to availability under a borrowing base formula and to compliance with covenants and business plans. Interest is payable at the prime rate plus 4%, with a minimum rate of 9.75%. The facility terminates six months from the date approved by the Bankruptcy
Court unless sooner terminated due to failure to achieve financial projections. The Company has failed to achieve projected financial results established in connection with its debtor-in-possession financing arrangements with Foothill. If such failures continue, Foothill would be entitled to terminate the financing arrangements under certain circumstances. The
Company's determination to liquidate or sell the Company has caused an event of default under the financing arrangements with Foothill. Consequently, Foothill would be entitled to seek Bankruptcy
Court relief from the automatic stay and, if such relief is granted, exercise foreclosure remedies as a secured creditor. The Company intends to seek Foothill's cooperation in connection with the proposed orderly liquidation or sale of the Company. Although there can be no assurance that such cooperation will be obtained, the Company believes that it would be in the interests of the Company and Foothill to extend the financing arrangements with Foothill during any liquidation or sale proceeding.



	The Company emerged in October 1992 from a previous voluntary Chapter 11 reorganization pursuant to which it had operated as a debtor-in-possession during the period from December 1990 until its emergence. The prior Chapter 11 proceeding was precipitated by the restriction of merchandise shipments by trade suppliers following public disclosure by the Company of covenant violations under its financing arrangements and the unwillingness of its lender to make further advances to the Company thereunder.



	Pursuant to Section 362 of the Bankruptcy Code, all rights to payment and legal actions which arose against the Company prior to its Chapter 11 filing on May 16, 1995 are stayed. In addition, under the provisions of Section 365 of the Bankruptcy
Code and subject to Bankruptcy Court approval, a debtor-in-possession, such as the Company, may elect to assume or reject certain of its unexpired leases and executory contracts. As the Chapter 11 case progresses, Stuarts will continue to analyze which of its executory contracts and unexpired leases it intends to assume or reject.



	The Company's Common Stock was delisted from trading on the Nasdaq Stock Market effective June 8, 1995 after a hearing held
in response to a request by the Company	for a temporary
exception to the applicable listing requirements.





GENERAL



     Stuarts Department Stores, Inc., as of June 6, 1995, operated a chain of 8 discount department stores located in Massachusetts and Rhode Island and one family apparel and home fashion store located in Massachusetts. Unless the context otherwise requires, the following description of the Company sets forth information concerning the Company's business prior to giving effect to the anticipated liquidation or sale of the Company described above. In view of such anticipated liquidation or sale, the following description may be of limited relevance and utility.



     The discount department stores sell merchandise selected to satisfy clothing, home, recreational and convenience needs of the low-to-middle income family. The family apparel and home fashion store, which operates under the name "Stuarts too", sells family apparel, shoes and home fashion merchandise similar to that offered in Stuarts' department stores. Due to a determination by the Company that its "Stuarts too" stores, all of which were introduced in fiscal 1995, were not generating sufficient sales, the Company has determined to discontinue the "Stuarts too" concept. Accordingly, two "Stuarts too" stores were closed during February 1995 and the remaining store currently operates only during limited hours only due to applicable lease requirements which expire in January 1996.



     Stuarts was incorporated in Delaware in September 1983.

Unless the context otherwise requires, all references herein to "Stuarts" or the "Company" shall be to Stuarts
Department Stores, Inc. and its subsidiary.




MERCHANDISING AND MARKETING

     Stuarts' department stores are organized into specialized departments, each offering merchandise at competitive prices.



     The major categories of merchandise offered in the Company's department stores are:


  - Apparel for women, men,           - Cosmetics and health and
     and children                        beauty aids
  - Fashion accessories, including    - Giftware and small appliances
     shoes and jewelry                - Toys, sporting goods, and
  - Domestics, including bedspreads,     consumer electronics
     blankets, sheets and towels      - Stationery, greeting cards and
  - Notions and yarn                     candy
  - Home furnishings, including       - Seasonal merchandise,including
     curtains, rugs, lamps and           patio and garden in Spring/
     ready to assemble furniture         Summer and trim-a-tree in Fall


     Stuarts offers assortments which include off-price merchandise in various product categories and manufacturers' excess inventory.



     The Company's department stores offer an assortment of basic merchandise which consists of a varying mix of items within 92 departments. Accordingly, individual products and departments (other than apparel) in these stores do not account for a significant portion of the Company's revenues. Since management estimates that approximately 80% of its customers are women, its merchandising approach emphasizes a higher percentage of sales from higher margin soft goods (apparel, accessories, domestics, etc.) and a lower percentage of sales from lower margin hard goods (giftware and small appliances, hardware, etc.) than has been the historical average for discount department stores. During fiscal 1995, the Company's apparel departments accounted for approximately 48% of the Company's sales, while non-apparel departments in the aggregate accounted for approximately 52% of the Company's total sales.



     Stuarts' merchandising policies are centrally administered, but are adjusted at the individual store level in response to competitive conditions. The Company's management information system permits the monitoring of apparel inventories and facilitates the delivery of merchandise to stores. The Company has installed an in-house host computer system, and a point-of-sale cash register system in all of its stores. The Company has full scanning and price look-up in operation in all departments, including leased departments, in each of its stores.



     All merchandise generally is sold through departments owned and operated by the Company, except for the shoe department in its department stores. Leased shoe departments are maintained by an unaffiliated operator who pays the Company a fee based on the percentage of net sales of their department. The leased department operator is required to adhere to the Company's policies with respect to merchandising, refunds, maintenance of inventories, prices and hours of operation. Merchandise from leased departments is purchased at the stores' regular checkout counters. Leased departments accounted for 6.7% of total sales in the Company's department stores in fiscal 1995, compared with 7.3% of total store sales in fiscal 1994.



ADVERTISING



     The Company's marketing strategy utilizes advertising circulars and newspaper media. The Company's sales and promotions are advertised primarily through periodic multi-page color circulars. Company personnel handle all advertising planning and much of the preparation to facilitate close coordination with merchandising policies and programs.

ADMINISTRATION, PURCHASING AND DISTRIBUTION

     Merchandising, planning, purchasing, finance, advertising and other administrative functions are performed centrally from the Company's general office and warehouse facility in Franklin, Massachusetts. The Company presently is in the process of moving to a smaller facility within the same industrial park in Franklin, see Part I, Item 2, "Properties."


     The Company purchases merchandise from many manufacturers and distributors. The Company has a long-term purchase commitment with a supplier of greeting cards. The Company has experienced difficulties in receiving current merchandise from its vendors due to the serious cash flow shortages which precipitated its Chapter 11 filing and caused the Company to fail to make timely payments in respect of inventory. Since its Chapter 11 filing, the Company has experienced improved relations with its vendors and presently is receiving current merchandise, although the Company continues to be subject to shorter credit terms from these vendors. The Company believes that additional sources of supply are presently limited.


     Most merchandise is shipped from the vendor to the Company's central warehouse facility where it is inspected, ticketed and shipped by commercial carrier to the stores. Merchandise which is purchased from distributors is delivered directly to the stores by the distributors.


     Although the Company's merchandise includes a significant percentage of imported goods, the Company's direct purchases of imports are not significant (less than 2% of fiscal 1995 sales). The Company believes that changes in foreign currency or import restrictions would have a minimal competitive effect should they be imposed in the future.


STORE OPERATIONS


     The Company's stores, with the exception of the "Stuarts too" store located in Springfield, Massachusetts, which operates on a limited schedule, generally are open seven days a week, from 9:00 A.M. to 9:30 P.M. weekdays and Saturday, and from 9:00 A.M. to 6:00 P.M. on Sunday. Most of the Company's sales are made on a cash-and-carry basis, although the Company also accepts certain national credit cards. Credit card sales accounted for approximately 18.1% of fiscal 1995 sales. Layaway sales, which generally require a fee of $2.00 plus a deposit of at least 10% of the purchase price and payment in full within 30 days, accounted for approximately 4.7% of fiscal 1995 sales.

     Most merchandise is sold on a self-selection basis. Stuarts' stores, however, maintain customer service departments and offer a "satisfaction guaranteed" policy under which merchandise may be returned at any reasonable time. The stores give cash refunds for items returned with the sales slip and merchandise credits when the customer does not have the receipt.



     Stores are visited periodically by senior management, district manager, merchandise managers and buyers to review inventory levels and merchandise presentation, staff training and personnel performance, expense control, security, cleanliness and adherence to Company operating procedures. In addition, store managers periodically meet with senior management to review store policies and to discuss purchasing, merchandising and advertising strategies.



CONTROL SYSTEMS



     The Company utilizes a computer-based merchandise control system which is administered by its in-house computer system. The system tracks buyer's orders, warehouse receiving, price marking, shipments to stores, inventory markdowns, store sales and individual merchandise item performance.



STORE CLOSINGS



     In November 1994, the Company closed two of its lower producing stores located in Barre, Vermont and Biddeford, Maine. As a result of a poor Christmas season, which created serious cash flow shortages, the Company closed another five stores in March 1995. These stores were located in Malden, Taunton and Haverhill, Massachusetts; Johnston, Rhode Island; and Nashua, New Hampshire. The Company also announced plans in early May 1995 to close an additional four stores located in Athol, Chelsea, and Fitchburg, Massachusetts and Goffstown, New Hampshire. The Company has entered into an arrangement with a liquidator in respect of the sale of the inventory at these stores and is no longer operating these stores. See, Part I,
Item 1, "Business" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."



     In addition, the Company has determined that the "Stuarts too" concept did not generate sufficient sales to justify its investment and existence. Consequently, the Company also closed its "Stuarts too" stores located in Fall River and East Providence in March 1995. Although the Company has commenced efforts to close its Springfield, Massachusetts store, the Company presently anticipates that the Springfield store will continue to operate during limited hours through January 1996.



	Since the filing of its Chapter 11 petition on May 16, 1995, the Company has been operating its business as a debtor-in-possession and, accordingly, certain of the Company's actions are subject to the approval of the Bankruptcy Court.
Any additional store closings or new store openings, as to each of which the Company presently has no plans, may require
Bankruptcy Court approval. There can be no assurance that such approval, if required, would be obtained. See, Part I, Item 1, "Business" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


COMPETITION

     The discount department business is highly competitive.
The Company competes in most of its markets with a variety of national, regional and local discount and other department and specialty stores, many of which are larger chains with substantially greater financial resources than the Company. The Company's principal discount department store competitors include Ames, Bradlees, Rich's, Kmart, Caldor and Wal-mart. The Company believes that competition in its department stores is based in large part on price, breadth and depth of merchandise selection and convenience of store location. The Company's focus on securing a customer base in small and medium size, predominantly low-and-middle-income suburban and metropolitan communities is intended to enable the Company to compete effectively in the discount department store market. Nevertheless, due to difficulties which the Company is experiencing with its vendors, the Company's ability to compete on the basis of its merchandise selection has been seriously impaired. Moreover, the Company believes that competition is intensifying and that new competitors may open stores in markets where the Company now operates stores. In addition, the growth of wholesale clubs and other forms of distribution is changing consumer spending patterns and increasing competition. These developments could adversely affect the Company's future results.


EMPLOYEES


     As of January 28, 1995, Stuarts had approximately 677 employees, of whom approximately 390 were employed on a full-time basis and 287 on a part-time basis. Of these employees, approximately 105 were employed in the main office in Franklin and approximately 572 were employed in its stores. Since the close of fiscal 1995, the Company has reduced its staff to approximately 282 employees, of whom approximately 167 are full-time and 115 are part-time employees.



     None of the Company's employees are covered by a collective bargaining agreement. Except for problems arising in connection with the financial difficulties experienced by the Company, the Company considers its employee relations to be good.


SEASONALITY


     The Company's business, like that of most retailers, is subject to seasonal influences, with the major portion of sales and earnings realized during the last half of each fiscal year, which includes the back-to-school and Christmas selling seasons.

ITEM 2.  PROPERTIES

- --------------------------------------------------------------------------



     The Company's department stores generally are located in well-populated, low-to-middle income suburban and metropolitan communities in Massachusetts and Rhode Island. A majority of these stores are located within a 70 mile radius of the Company's general office, warehouse and distribution facility.





     The Company's present department store locations are listed below:



     Massachusetts                        Rhode Island
     Billerica      Lowell (2 stores)     Pawtucket
     Lawrence       New Bedford
     Tewksbury      Worcester



     These stores average approximately 60,000 square feet of selling floor area, which generally includes a 4,500 to 8,000 square foot area for on-premises storage. Selling space is equal to approximately 80% of total floor space of the stores.



     In addition to its department stores, the Company operates a "Stuarts too" store in Springfield, Massachusetts. This store is located in a strip shopping center and is approximately 25,000 square feet, of which approximately 23,000 square feet constitute selling space.



     Total sales of the Company's stores that were open throughout fiscal 1995 ranged from $4 million to $7 million per store. The following table shows the number of Stuarts' department stores operated by the Company, their total floor space, their total selling space and the sales per square foot of selling space for each of the last five fiscal years.



                   Fiscal     Fiscal     Fiscal     Fiscal    Fiscal
                    1995       1994       1993       1992      1991



Number of Stores
at End of Period     20         19         20         20        23



Total Floor Area
(sq. ft.)        1,092,000   1,158,000  1,220,000  1,257,000 1,257,000

Total Selling
Area (sq. ft.)     870,000     917,000    976,000    983,000   983,000

Sales
per Square Foot
of Selling Area     $112        $128      $127         $121     $140



     Nine department stores and two "Stuarts too" stores have been closed since the end of fiscal 1995. All of the Company's stores are leased on a long-term basis. All of the leases for the 9 stores operating as of June 6, 1995 have remaining terms ranging from one year to 12 years. Rental payments for both current and renewal terms under most of the leases for the Company's full-line stores include percent-of-sales rent consisting of from .5% to 4.0% of amounts in excess of various formulations ofnet sales ranging from $3,000,000 to $14,900,000. Certain leases provide that rental payments during the renewal terms also will be based on cost-of-living formulas specified in the leases. Net rental payments (including percent-of-sales rent) and excluding common area maintenance, real estate taxes and leasehold amortization for the Company's stores was $3,672,000 for fiscal 1995, or approximately $3.05 per square foot.



     The Company's store leases typically provide that the Company is responsible for its proportionate share of real property taxes and common area maintenance costs, as well as maintenance of the leased facilities themselves. The Company also is required under most of these leases to maintain specified levels of general liability, property and casualty insurance. The Company owns all store fixtures except those used in the leased shoe department.



     The Company presently leases an 88,000 square foot general office, warehouse and distribution facility in Franklin, Massachusetts pursuant to a lease which originally was scheduled to expire on December 31, 1999. The Company has renegotiated its arrangements with its landlord and is in the process of relocating to a 31,000 square foot facility in the same industrial park. The Company's new lease will expire on March 31, 1998 unless the Company provides the landlord with at least 60 days' prior notice of its intent to terminate on December 1, 1995. The Company anticipates that its move will be completed by August 15, 1995. The Company's relocation of its home office is subject to Bankruptcy Court approval. See Part I, Item 3 "Legal Proceedings."



     Substantially all apparel merchandise and certain hard goods are shipped from the Company's vendors to the central warehouse in Franklin, where they are inspected, ticketed and shipped by commercial carrier to the stores. All other merchandise is shipped from vendors directly to the stores.



	Under the provisions of Section 365 of the Bankruptcy Code and subject to Bankruptcy Court approval, a debtor-in-possession, such as the Company, may elect to assume or reject certain of its unexpired leases and executory contracts. The Company's ongoing policy is to evaluate the performance of all its stores individually in order to target and close stores which fail to meet performance standards. As the Chapter 11 case progresses, Stuarts will continue to analyze which of its executory contracts and unexpired leases it intends to assume or reject pursuant to rights afforded it under the Bankruptcy Code. The
Company has until July 15, 1995 to assume or reject, or to move to the Bankruptcy Court to extend the time in which to assume or reject, certain of its store leases. On June 13, 1995, the Bankruptcy Court approved the termination of the Company's
Pawtucket, Rhode Island store lease.



ITEM 3.  LEGAL PROCEEDINGS

- -------------------------------------------------------------------------





On May 16, 1995, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. See Part I, Item 1, "Business -- Chapter 11 Filing," Part I, Item 2, "Properties" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Pursuant to Section 362 of the
Bankruptcy Code, during a Chapter 11 case, creditors and other parties in interest may not, without Bankruptcy Court approval: (i) commence or continue a judicial, administrative or other proceeding against a debtor which was or could have been commenced prior to commencement of the Chapter 11 case, or to recover a claim that arose prior to commencement of the case; (ii) enforce any pre-petition judgments against the debtor; (iii) take any action to obtain possession of property of the debtor or to exercise control over property of the debtor or the debtor's estate; (iv) create, perfect or enforce any lien against the property of the debtor; (v) collect, assess or recover claims against the debtor that arose before the commencement of the case; or (vi) set off any debt owing to the debtor that arose prior to the commencement of the case against a claim of such creditor or party-in-interest against the debtor that arose before the commencement of the case.



	On June 20, 1995, the Company's Board of Directors approved the orderly liquidation or sale of the Company. The Company's management is exploring various alternatives by which the liquidation or sale can be effected and intends to formulate a plan for the liquidation or sale as promptly as practicable.
Any liquidation or sale will be subject to obtaining the requisite approval of the Company's secured creditor, the Official Committee of Creditors in the bankruptcy proceeding and the Bankruptcy Court and, accordingly, there can be no assurance that a plan for the liquidation or sale formulated by the Company's management will be effected.



     The Company is a party to certain other legal actions arising in the ordinary course of its business. Based upon the information presently available to the Company, management is of the opinion that the ultimate outcome of these actions will not materially adversely affect the Company's operations or its financial position. The continuance of such actions by the parties in interest is subject to Bankruptcy Court approval as discussed above.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- --------------------------------------------------------------------------

There were no matters submitted to a vote of security holders during the 13 week period ended January 28, 1995.





PART II - OTHER INFORMATION



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS
- --------------------------------------------------------------------------

     The Company's Common Stock is traded in the over-the-counter market and, until June 8, 1995, was quoted on the Nasdaq National Market System under the symbol STUS. During
May 1995, the Company was notified by The Nasdaq Stock Market,
Inc. that, as a result of the low trading price and publicly held market value of the Company's Common Stock, the Company may no longer meet the listing requirements for continued inclusion in the Nasdaq National Market and may be subject to delisting.
The Company had requested that a temporary exception from the applicable listing requirements be granted in respect of its Common Stock, while the Company develops and implements a reorganization under Chapter 11. The Company received notice on June 7, 1995 that its request for a temporary exception had been denied and that its Common Stock would be delisted from the Nasdaq National Market System effective June 8, 1995.



     The following table sets forth the range of high and low bid information as quoted in the NASDAQ National Market System for the periods indicated.



                                          High          Low
          Fiscal 1995
             First quarter.............   9/16          9/32
             Second quarter............   3/8           13/64
             Third quarter.............   3/8           7/32
             Fourth quarter............   1/4           1/8

          Fiscal 1994
             First quarter.............   1             7/16
             Second quarter............   7/8           1/4
             Third quarter.............   1/2           7/32
             Fourth quarter............   11/16         9/32


     The market prices in the above table reflect inter-dealer quotations without adjustments for retail markup or commissions and may not necessarily represent actual transactions. Notwithstanding the foregoing price information, the Company cannot predict the trading value, if any, of the Common Stock. In recent years, the Company's Common Stock has been thinly traded. If the Company's former creditors that received Common Stock in connection with its prior reorganization proceedings under Chapter 11 (the "Prior Reorganization") seek to sell a substantial number of their shares of Common Stock in the public market, or if there otherwise is a large number of shares for sale in the public market, the market price of the Common Stock could be adversely affected. Pursuant to the reorganization plan confirmed by the Bankruptcy Court in respect of the Prior Reorganization (the "Prior Reorganization Plan"), two former creditors of the Company were granted registration rights in respect of the Common Stock issued to them in connection with the Prior Reorganization. Although those creditors have caused the Company to file a Registration Statement with the Securities and Exchange Commission in respect of an aggregate of 7,271,687 shares of Common Stock, the Registration Statement would need to be updated in order to be utilized in connection with a sale of Common Stock by those creditors and, accordingly, those creditors have been advised that they should not utilize the Registration Statement in connection with any offer of sale by them of Common Stock.



     As of June 6, 1995, the Company had approximately 1,027 holders of record of its Common Stock (excluding beneficial owners of shares held of record by nominees).



     The Company has not paid any cash dividends since its incorporation in September 1983. Since the Company is currently in Chapter 11, no dividends can be paid without the approval of the Bankruptcy Court. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding the impact of the Chapter 11 proceedings on the Company's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------------------------------------------------

     The selected consolidated financial data for the 39 weeks ended October 31, 1992 give effect to the consummation of the Prior Reorganization Plan as if it occurred on October 31, 1992 and to the adoption of "fresh-start reporting" by the Company as of that date in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP-97"). Accordingly, periods prior to October 31, 1992 have been designated "Predecessor Company" and periods subsequent to October 31, 1992 have been designated "Successor Company". Selected historical consolidated balance sheet and income statement data of the Predecessor Company is not comparable to that of the Successor Company and a line has been drawn to separate the Successor Company financial data from that of the Predecessor Company.



     The following table presents selected (1) historical consolidated financial data of the Predecessor Company for the three fiscal years ended February 1, 1992 (fiscal 1992) and February 2, 1991 (fiscal 1991) and the 39 weeks ended October 31, 1992; (2) historical consolidated financial data of the Successor Company for the 13 weeks ended January 30, 1993, for the fiscal year ended January 29, 1994 (fiscal 1994) and for the fiscal year ended January 28, 1995 (fiscal 1995); and (3) pro forma combining consolidated income statement and operating data for the fiscal year ended January 30, 1993 (pro forma combined fiscal 1993).



     The pro forma data (a) combine the results of the Predecessor Company for the 39 weeks ended October 31, 1992 with the results of the Successor Company for the 13 weeks ended January 30, 1993; (b) eliminate the effect of non-recurring transactions resulting from the Prior Reorganization included in the results of the Predecessor Company; (c) adjust results of the Predecessor Company to reflect the implementation of "fresh-start reporting" as of February 1, 1992; (d) assume that the Company's fiscal 1993 payments to the unsecured creditors' fund required pursuant to the Prior Reorganization Plan of $5,200,000 and $6,000,000 were made by the Company as of February 1, 1992; and (e) assume the issuance as of February 1, 1992 of 17,205,740 shares of common stock issued to creditors pursuant to the Prior Reorganization Plan. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the consolidated financial statements and the related notes.



     The historical consolidated financial data presented on the following pages for the fiscal years ended February 1, 1992 and February 2, 1991 have been derived from the Company's Consolidated Financial Statements, which were audited by Grant Thornton, independent accountants. The historical consolidated financial data for the 13 weeks ended January 30, 1993, the 39 weeks ended October 31, 1992, the fiscal years ended January 29, 1994 and January 28, 1995 have been derived from the Company's consolidated financial statements, which were audited by Coopers & Lybrand L.L.P., independent accountants.


Stuarts Department Stores, Inc. and Subsidiary
Selected Financial Data

(Dollars in thousands, except per share data and ratios)

                             Successor Comp      Predecessor Company
                                           Pro Forma
                                           Combined   13 Weeks 39 Weeks
                             Fiscal   Fiscal  Fiscal     Ended  Ended   Fiscal  Fiscal
                               1995     1994   1993(9) 01/30/93 10/31/92  1992    1991
Income Statement Data (1)(2)
Total store sales              $105,269 $117,082 $123,533 $37,352 $86,181 $119,330 $148,741
Net store sales                  98,165  108,563  114,865  34,942  79,923  110,889  138,780
Leased department and other
income                            1,592    1,802    1,834     543   1,291    1,949    2,552
Costs and expenses:
Costs of sales, buying and
distribution......               73,962   79,289   83,040   26,438  56,152  80,142  103,732
Restructuring and
asset impairment charges.         4,555
Selling and administrative       34,389   33,012   31,875    8,818  23,057  31,432   38,190
Depreciation and amortization     2,105    1,941    1,730      486   1,694   2,182    2,234
Total Costs and Expenses        115,011  114,242  116,645   35,742  80,903 113,756  144,156
Income (loss) before interest,
reorganization items, income
taxes, and extraordinary gain   (15,254)  (3,877)      54    (257)     311    (918)  (2,824)
Interest expense (contractual
amounts of approximately
$1,157 for 39 weeks ended
10/31/92, $1,953 for Fiscal
1992 and $2,053 for Fiscal
1991)  (6)                          973       52       16       8        8       26     1,703
Interest(income)                      0      (71)    (280)   (34)    (496)  (1,099)     (198)
Income (loss) before
reorganization items, income
taxes and extraordinary gain    (16,227)  (3,858)     318   (231)     799      155    (4,329)
Reorganization items:
Reorganization expenses(4)                                          (7,132)  (1,722)  (3,235)
Adjust accounts to fair value                                       (6,657)
Income (loss) before income taxes
and extraordinary gain          (16,227)  (3,858)     318   (231) (12,990)  (1,567)  (7,564)
Income tax expense                                   (127)
Income (loss) before
  extraordinary gain            (16,227)  (3,858)     191   (231) (12,990)  (1,567)  (7,564)
Extraordinary gain on
  discharge of pre-petition
  liabilities (8)                                                    8,835
Net income (loss)              ($16,227) ($3,858)     $191  ($231) ($4,155) ($1,567)  ($5,635)
Income (loss) before
  extraordinary gain
  per share(3)                   ($0.75)  ($0.18)    $0.01  ($0.01) ($2.98)  ($0.36)   ($1.31)
Net income (loss)
  per share (3)                  ($0.75)  ($0.18)    $0.01  ($0.01) ($0.95)  ($0.36)   ($1.31)

*   See Footnotes for Selected Financial Data on page 15

Stuarts Department Stores, Inc. and Subsidiary
Selected Financial Data

(Dollars in thousands, except per share data and ratios)

                                      Successor Comp      Predecessor Company
                                          Proforma
                                                Combined   13 Weeks 39 Weeks
                                Fiscal   Fiscal   Fiscal    Ended     Ended      Fiscal      Fiscal

                                  1995     1994   1993(9)  01/30/93  10/31/92      1992        1991
Operating Data:
Number of stores
beginning of period......          19        20         20        20        20        20         23
Opened during period                3         1          2         0         2         0          0
Closed during period                2         2          2         0         2         0          3
Number of stores end of period     20        19         20        20        20        20         20
Total square footage        1,092,000 1,158,000  1,220,000 1,220,000 1,220,000 1,257,000  1,257,000
Total selling square foot     870,000   917,000    976,000   976,000   976,000   983,000    983,000
Sales per selling square         $112      $128       $127                          $121       $140




                                       Successor Compnay                    Predecessor Company

Balance Sheet Data: (1)(2)


                                       01/28/95    01/29/94    01/30/93    02/01/92    02/02/91
Total assets                           $24,378     $33,397     $43,449     $64,501     $62,028
Amount due creditors                                             5,000
Long-term debt                           6,394       1,495
Liabilities subject to compromise (5)......                                 46,156      46,545
Total liabilities.                      16,553       9,345      15,539      54,717      50,677
Stockholders' equity                     7,825      24,052      27,910       9,784      11,351
Working capital                          7,171      15,263      18,174      42,061      32,572






*   See Footnotes for Selected Financial Data on page 15

ITEM 6.  FOOTNOTES (Dollars in thousands, except share data)



1)	On December 7, 1990, the Company filed a voluntary petition
for reorganization under Chapter 11 of the United States
Bankruptcy Code. The Company operated as a debtor-in-possession until October 19, 1992, when the Reorganization Plan was consummated.



2)	The historical financial data give effect to the
Reorganization Plan (including the issuance of all Common Stock issuable pursuant to the Reorganization Plan) as of October 31, 1992.



3)	Earnings per share of the Predecessor and Successor Companies are not comparable due to reorganization and revaluation entries as well as the issuance of 17,205,740 shares of Common Stock pursuant to the Reorganization Plan.



4)	Reorganization expenses consist of the following:



		                                   39 Weeks
                                       				   Ended      Fiscal     Fiscal
			                                 10/31/92       1992       1991

  Costs of bankruptcy:
   Allowed claims in excess of
     recorded liabilities.........   		  	  $2,900
   Professional Fees..............     		   3,232
   Administrative Claims..........     		   1,000
  Costs to close stores...........                 	  		$1,722    $2,553
  Other...........................                       -        682
  Total reorganization expenses...    		   $7,132      $1,722    $3,235



5)	Liabilities subject to compromise consist of liabilities
which arose before the Company filed its petition for reorganization and which were subject to adjustment depending on the nature of the claim, Bankruptcy Court actions and the plan of reorganization negotiated by the Company with its creditors.



6)	In accordance with the Bankruptcy Code, no interest expense
was recorded by the Company on its unsecured pre-petition debt which it operated as a debtor-in-possession. If the Company had recorded interest expense in accordance with its contractual commitments during this period, interest expense would have been $1,157 for the 39 week period ended October 31, 1992, $1,953 for the year ended February 1, 1992 and $2,053 for the year ended February 2, 1991.



7)	Sales per selling square foot data on other than an annual
basis are not meaningful due to the seasonality of the Company's sales.



8)	The Company recorded an extraordinary gain of $8,835 relating to the discharge of pre-petition liabilities during the 39 weeks ended October 31, 1992.



9)	See Note 2 to Consolidated Financial Statements of the
Company filed herewith.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------

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



	On June 20, 1995, the Company's Board of Directors approved the orderly liquidation or sale in Chapter 11 of the Company. The
Company's management is exploring various alternatives by which the liquidation or sale can be effected and intends to formulate a plan for the liquidation or sale as promptly as practicable.
The Board of Directors' determination had been affected by a number of factors, including, in particular, poor sales and operating results achieved over the Father's Day selling period.
The orderly liquidation or sale will involve the closing or the sale of the remaining Stuarts stores and is likely to take a number of months to complete. Any liquidation or sale will be subject to obtaining the requisite approval of the Company's secured creditor, the Official Committee of Creditors in the bankruptcy proceeding and the Bankruptcy Court and, accordingly, there can be no assurance that a plan for the liquidation or sale formulated by the Company's management will be effected.
Although the Company does not presently believe that the liquidation will result in any distribution of liquidation or sale proceeds to the Company's shareholders, the amount, if any, available for distribution to the Company's unsecured creditors can not presently be estimated.



	In connection with the Chapter 11 filing, Stuarts entered into debtor-in-possession financing arrangements with its lender, Foothill, and is currently operating its business as a debtor-in-possession, subject to Bankruptcy Court approval for certain of its actions. The financing arrangements with Foothill provide for a $6 million credit facility, which is collateralized by substantially all of the Company's assets.
Borrowings under the facility are subject to availability under a borrowing base formula and to compliance with covenants and business plans. Interest is payable at the prime rate plus 4%, with a minimum rate of 9.75%. The facility terminates six months from the date approved by the Bankruptcy Court unless sooner terminated due to failure to achieve projected results.
The Company has failed to achieve financial projections established in connection with its debtor-in-possession financing arrangements with Foothill. If such failures continue, Foothill would be entitled to terminate the financing arrangements under certain circumstances. The Company's determination to liquidate or sell the Company has caused an event of default under the financing arrangements with Foothill. Consequently, Foothill would be entitled to seek Bankruptcy
Court relief from the automatic stay and, if such relief is granted, exercise foreclosure remedies as a secured creditor. The Company intends to seek Foothill's cooperation in connection with the proposed orderly liquidation or sale of the Company. Although there can be no assurance that such cooperation will be obtained, the Company believes that it would be in the interests of the Company and Foothill to extend the financing arrangements with Foothill during any liquidation or sale proceeding.



	The Company emerged in October 1992 from a previous voluntary Chapter 11 reorganization pursuant to which it had operated as a debtor-in-possession during the period from December 1990 until its emergence. The prior Chapter 11 proceeding was precipitated by the restriction of merchandise shipments by trade suppliers following public disclosure by the Company of covenant violations under its financing arrangements and the unwillingness of its lender to make further advances to the Company thereunder.



	Pursuant to Section 362 of the Bankruptcy Code, all rights to payment and legal actions which arose against the Company prior to its recent Chapter 11 filing are stayed. In addition, under the provisions of Section 365 of the Bankruptcy Code and subject to Bankruptcy Court approval, a debtor-in-possession, such as the Company, may elect to assume or reject certain of its unexpired leases and executory contracts. As the Chapter 11 case progresses, Stuarts will continue to analyze which of its executory contracts and unexpired leases it intends to assume or reject. See Part I, Item 2, "Properties" for additional information regarding the assumption and rejection of leases by the Company.



	The Company's Common Stock was delisted from trading on the Nasdaq Stock Market effective June 8, 1995 after a hearing held in response to a request by the Company for a temporary exception to the applicable listing requirements.



EMERGENCE FROM PRIOR REORGANIZATION/FRESH-START REPORTING


On the date of confirmation of the Prior Reorganization Plan, the sum of the allowed claims plus post-petition liabilities of the Company exceeded the value of its pre-confirmation assets.
In addition, the Company experienced a change in control in connection with the implementation of the Prior Reorganization Plan as its unsecured creditors received 80% of the Common Stock and pre-organization equity holders retained only 20% of the Common Stock pursuant to the Prior Reorganization Plan. "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") requires that, under these circumstances, a new reporting entity be created and assets and liabilities be recorded at their fair values based upon the allocation thereto of the Company's reorganization value. This accounting treatment is referred to herein as "fresh-start reporting". In accordance with SOP 90-7, the Company adopted "fresh-start reporting" and reflected the effects of such adoption as of October 31, 1992. Financial statements for periods subsequent to October 31, 1992 are designated as "Successor Company" to signify that they are those of a new entity for financial reporting purposes and have been prepared on a basis not comparable to prior periods. Financial statements for periods prior to October 31, 1992 have been designated "Predecessor Company" and a black line has been drawn to separate Successor Company financial statements from Predecessor Company financial statements. The following discussion reflects the Company's implementation of "fresh-start reporting." For additional information regarding the Company's prior reorganization proceedings, see Part I, Item 1, "Business".

RESULTS OF OPERATIONS


FIFTY-TWO WEEK PERIOD ENDED JANUARY 28, 1995 COMPARED TO THE
FIFTY-TWO WEEK PERIOD ENDED JANUARY 29, 1994



Total store sales and net store sales for the 52 week period ended January 28, 1995 decreased by 10.1% and 9.7%, respectively, from the comparable period last year. After extracting the sales of the four stores opened (Taunton, Fall River, East Providence and Springfield) and the four stores closed (Grafton, Salisbury, Biddeford and Barre) during fiscal 1994 and fiscal 1995, total and net store sales of the remaining 16 stores decreased by 7.2% and 6.7%, respectively. Subsequent to January 28, 1995, the Company closed or commenced the closing of eleven additional stores. The Company continues to face intense competitive activity, including intense promotional activity from competitors, who principally are larger full-line discount department stores with greater financial resources than the Company. The Company believes that this competitive activity resulted in reduced customer traffic which adversely impacted revenues for the 52 weeks ended January 28, 1995. The Company also was affected adversely by a continued weak New England retailing environment. These factors have continued to materially adversely impact revenues during the first and second quarters of fiscal 1996. In addition, the Company's failure to make timely payments to its vendors has resulted in inventory shortages, beginning in February 1995, which also have had a material adverse impact upon the Company's sales.



During the 52 weeks ended January 28, 1995, Stuarts operated 17 general purpose discount department stores, selling a varying mix of thousands of items within 92 departments and, therefore, individual products and departments (other than apparel) did not account for a significant portion of the Company's revenues from these stores. Stuarts also operated three family apparel and home fashion stores during this period. During fiscal 1995, the Company's apparel departments accounted for approximately 49% of the Company's total sales. No other single department constituted a material portion of the Company's total sales. Apparel departments generally produce higher gross profits than non-apparel departments.



Cost of sales, buying and distribution expense was 75.3% of net store sales for the 52 week period ended January 28, 1995, compared with 73.0% for the 52 week period ended January 29, 1994. The increase in cost of sales, buying and distribution expense as a percentage of net store sales during the 52 weeks ended January 28, 1995 was due primarily to higher markdown activity. This higher than normal promotional activity resulted, in part, from a heightened competitive retail market and has continued into the first and second quarters of fiscal 1996.



Selling and administrative expenses for the 52 week period ended January 28, 1995 as a percentage of net sales increased to 35.0% from 30.4% for the 52 week period ended January 29, 1994. This increase resulted primarily from the cost of closing two stores (Biddeford, Maine and Barre, Vermont) ($900,000), along with increased common area maintenance charges ($93,000), preopening expense ($105,000), real estate taxes ($54,000), professional fees ($113,000), legal fees ($94,000), health insurance ($61,000), warehouse expense ($45,000) and merchandise payroll ($69,000).

During fiscal 1995, the Company incurred restructuring and asset impairment charges of $4,555,000. In accordance with FASB EITF 94-3 (liability recognition for certain costs incurred in a restructuring), a restructuring and asset impairment reserve was established in fiscal 1995. During the fourth quarter of fiscal 1995, expenses relating to this reserve were incurred in connection with the store closings. It is anticipated that the Company will incur expenses of approximately $1,900,000 and $2,875,000 pursuant to FASB EITF 94-3 during the second quarter of fiscal 1996, respectively, in connection with store closings.



Depreciation and amortization for the 52 week period ended January 28, 1995 increased by approximately $163,000 from the 52 week period ended January 29, 1994. This increase resulted principally from capital expenditures for the three new "Stuarts too" stores that were opened during the period.



There was no interest income for the 52 week period ended
January 28, 1995 as compared to approximately $71,000 for the 52 week period ended January 29, 1994. This decrease in interest income is attributable principally to the lack of cash investment balances.

Interest expense for the 52 week period ended January 28, 1995 was approximately $973,000 compared to approximately $52,000 for the 52 week period ended January 29, 1994. This increase is primarily attributable to interest on larger balances outstanding under the Company's credit facility during fiscal 1995.



The net loss for the 52 week period ended January 28, 1995 was approximately $16,227,000 compared with a net loss of approximately $3,858,000 for the 52 week period ended January 29, 1994. Factors contributing to this year's loss include a 6.7% decrease in net store sales on a same store basis, combined with higher than normal markdowns and the closing costs of the two stores closed in November 1994 located in Biddeford, Maine and Barre, Vermont. In addition, a restructuring and asset impairment charge in the amount of $4,555,000 was established in January 1995. See Note 10 of the Notes to Consolidated Financial Statements.



THIRTEEN WEEK PERIOD ENDED JANUARY 29, 1994 COMPARED TO 13 WEEK
PERIOD ENDED JANUARY 30, 1993



Total store sales and net store sales for the 13 week period ended January 29, 1994 decreased 9.2% and 9.6%, respectively, from the prior year. After extracting the sales of the new store opened in Taunton and the store closed in Grafton during these periods, the total and net store sales of the existing 19 stores decreased by 10.3% and 10.7%, respectively. This decline is largely attributable to a continued weak retail environment in New England and lower customer activity.



In the fourth quarter of fiscal 1994, the Company's apparel departments accounted for approximately 46% of the Company's total sales, while non-apparel departments in the aggregate accounted for approximately 54% of the Company's total sales.



Cost of sales, buying and distribution expense was 78.8% of net store sales for the 13 week period ended January 29, 1994, compared with 75.7% of net store sales for the 13 week period ended January 30, 1993. This percentage increase principally resulted from higher promotional markdowns in response to increased promotional activity by the Company's competitors, combined with a higher shrinkage during the 13 weeks ended January 29, 1994.



Selling and administrative expense for the 13 week period ended January 29, 1994 was $9,304,000 (29.4% of net store sales) versus $8,819,000 (25.2% of net store sales) for the 13 week period ended January 30, 1993. This increase of $485,000 compared to the prior period is largely attributable to the following expense areas: advertising $276,000; and legal fees $90,000.



The increase in depreciation and amortization of $13,000 for the 13 week period ended January 29, 1994 compared to the 13 week period ended January 30, 1993 resulted from expenditures for capital improvements during the 13 week period ended January 29, 1994.



Interest income for the 13 week period ended January 29, 1994 amounted to $14,000 compared to $34,000 for the 13 week period ended January 30, 1993. This decrease in interest income is primarily attributable to lower cash balances due to the payments to unsecured creditors of the Company in connection with the Company's emergence from reorganization proceedings.



Interest expense for the 13 week period ended January 29, 1994 amounted to $34,000 compared to $8,000 for the 13 week period ended January 30, 1993. This increase is principally attributable to the interest paid on long term debt incurred during the 13 weeks ended January 29, 1994.



The Company experienced a net loss of $2,632,000 for the 13 week period ended January 29, 1994 as compared to a net loss of $231,000 for the 13 week period ended January 30, 1993. Factors contributing to the loss for the 13 weeks ended January 29, 1994 include a 9.6% decrease in net store sales due largely to the continued weak New England retail environment, higher markdowns and shrinkage and increased advertising costs of $276,000.



THIRTY-NINE WEEKS ENDED OCTOBER 30, 1993 VERSUS 39 WEEKS ENDED
OCTOBER 31, 1992



Total store sales and net store sales for the 39 week period ended October 30, 1993 decreased by 3.5% and 3.7%, respectively, from the comparable period ended October 31, 1992. After extracting the sales of the three new stores opened (Lawrence, Haverhill, Taunton) and the two stores closed (Brockton and Swansea) during these periods, the total and net store sales of the comparable 18 stores decreased by 3.4% and 3.7%, respectively. Sales in February and March 1993 were seriously impacted by severe winter storms in New England which caused certain stores to be closed during certain portions of such periods. Sales during the 39 week period ended October 30, 1993 also were adversely affected by a continued weak New England retailing environment and lower customer activity.



In the first three quarters of fiscal 1994, the Company's apparel departments accounted for approximately 50% of the Company's total sales. No other single department constituted a material portion of the Company's total sales during this period.

Cost of sales, buying and distribution expense was 70.7% of net store sales for the 39 week period ended October 30, 1993 compared with 70.3% of net store sales during the 39 week period ended October 31, 1992. The increase in cost of goods sold as a percentage of sales for the 39 week period ended October 30, 1993 versus the comparable period during the prior year resulted primarily from "fresh-start reporting" adjustments whereby the Company revalued its inventory to reflect the full impact of retail price adjustments in cost of goods sold. For the 39 week period ended October 30, 1993, the impact of the inventory revaluation was to increase cost of goods sold by approximately $826,000.



Selling and administrative expense for the 39 week period ended October 30, 1993 was $23,708,000 (30.8% of net store sales) versus $23,057,000 (28.8% of net store sales) for the 39 week period ended October 31, 1992. This increase of $651,000 compared to the prior period is largely attributable to the following expense areas: advertising $303,000; amortization of preopening expenses $183,000; health and workers' compensation insurance $189,000; and store common area maintenance and real estate taxes $258,000; and is offset in part by a decrease in leasehold amortization expense of $389,000.

The decrease in depreciation and amortization of $252,000 for the 39 week period ended October 31, 1992 principally resulted from adjustments to leasehold amortization required in connection with the Company's adoption of "fresh-start reporting" during October 1992, which offset expenditures for capital improvements during the period ended October 30, 1993.



Interest income for the 39 week period ended October 30, 1993 amounted to $39,000 compared to $488,000 for the 39 week period ended October 31, 1992. This decrease in interest income is largely attributable primarily to lower cash balances due to the payment of $11,200,000 to unsecured creditors of the Company in connection with the Company's emergence from reorganization proceedings during fiscal 1993.



Loss before reorganization items and extraordinary gain for the 39 week period ended October 30, 1993 was $1,226,000 compared with income before reorganization items and extraordinary gain of $799,000 for the 39 week period ended October 31, 1992. This loss is principally attributable to lower sales as well as to increased costs of goods sold due to "fresh-start reporting" adjustments and higher selling and administrative expense during the more recent period. In addition, interest income for the first 39 weeks of fiscal 1994 was below the comparable prior period by $449,000.



The Company experienced a net loss of $1,226,000 during the 39 week period ended October 30, 1993 compared with a net loss of $4,155,000 during the 39 week period ended October 31, 1992. During the 39 week period ended October 31, 1992 the Company incurred certain bankruptcy related charges of $7,132,000 and $6,657,000, for reorganization expenses and to adjust accounts to fair value, respectively. The Company also recognized an extraordinary gain of $8,835,000 as the result of the discharge of pre-petition liabilities.



FIFTY-TWO WEEK PERIOD ENDED JANUARY 29, 1994 COMPARED TO THE PRO
FORMA COMBINED 52 WEEK PERIOD ENDED JANUARY 30, 1993



To facilitate comparisons, the operating results for the 52 week period ended January 29, 1994 are compared to the pro forma combined results of operations for the 52 week period ended January 30, 1993. The pro forma data combine the results of the Predecessor Company for the 39 weeks ended October 31, 1992 with the results of the Successor Company for the 13 weeks ended January 30, 1993. The pro forma income statement assumes that the Company implemented
"fresh-start reporting" as of February 1, 1992. The effect of this adjustment is to increase historical cost of sales by approximately $450,000 and decrease depreciation and amortization by an equal amount for the 39 weeks ended October
31, 1992. In addition, the pro forma results eliminate the effect of nonrecurring transactions related to the Prior
Reorganization: reorganization expenses of $7,132,000, fair value adjustments of $6,657,000 and the extraordinary gain of $8,835,000 realized upon discharge of pre-petition liabilities. Pro forma interest income has been calculated assuming the fiscal 1993 payments to the creditor fund required pursuant to the Prior Reorganization Plan of $5,200,000 and $6,000,000 were made by the Company as of February 1, 1992. Pro forma net income is net of income taxes provided at an effective rate of 40%. Pro forma earnings per share reflect the issuance as of February 1, 1992 of 17,205,740 shares of common stock issued to creditors in connection with the Prior Reorganization Plan.



Total store sales and net store sales for the 52 week period ended January 29, 1994 decreased 5.2% and 5.5%, respectively, over the pro forma combined 52 week period ended January 30, 1993. During fiscal 1993, the Company closed two stores (Brockton and Swansea) and opened two stores (Lawrence and Haverhill). During fiscal 1994, the Company closed two stores (Grafton and Salisbury) and opened one store (Taunton). On a same store basis (16 stores), total store sales and net store sales also decreased by 6.1% and 6.5%, respectively. Sales in February and March 1993 were seriously impacted by severe winter storms in New England which caused certain stores to be closed during certain portions of such periods. Sales during the 52 week period ended January 29, 1994 also were adversely affected by a continued weak New England retailing environment.



Cost of sales, buying and distribution expense was 73.0% of net store sales for the 52 week period ended January 29, 1994, compared with 72.3% for the pro forma combined 52 week period ended January 30, 1993. The increase in cost of goods sold as a percentage of net sales during the 52 weeks ended January 29, 1994 was due primarily to decreased initial markup percentages combined with higher shrinkage.



Selling and administrative expense as a percentage of net sales for the 52 week period ended January 29, 1994 increased to 30.4% from 27.8% for the pro forma combined 52 weeks ended January 30, 1993. This increase resulted primarily from increased advertising expenditures of $1,102,000.



Depreciation and amortization for the 52 week period ended
January 29, 1994 increased by $211,000 from the prior pro forma combined 52 week period. This increase principally resulted from fiscal 1994 expenditures for capital improvements.



Interest income for the 52 week period ended January 29, 1994 amounted to $71,000 as compared to $280,000 for the pro forma combined 52 week period ended January 30, 1993. This decrease in interest income from the pro forma period is attributable principally to lower cash balances.

Interest expense for the 52 week period ended January 29, 1994 was $52,000 compared to $16,000 for the pro forma period. This increase is primarily attributable to interest on long term debt incurred during fiscal 1994.



The Company experienced a net loss for the 52 week period ended January 29, 1994 of $3,858,000 compared with income of $191,000 for the pro forma 52 week period ended January 30, 1993.
Factors contributing to the fiscal 1994 loss included a 5.5% decrease in net store sales largely due to a continued weak New England retail environment, increased advertising expenditures of $1,102,000 and increased depreciation and amortization during fiscal 1994.





LIQUIDITY AND CAPITAL RESOURCES



	During the 52 week period ended January 28, 1995, the net cash used by operating activities amounted to approximately
$3,100,000. This resulted principally from the net loss for such period which was offset in part by regular inventory and inventory held for sale, depreciation and amortization and impaired equipment and leasehold improvements.



	During the 52 week period ended January 28, 1995, the net cash used in investing activities amounted to approximately
$2,078,000 which resulted primarily from the purchase of fixtures and leasehold improvements.



	During the 52 week period ended January 28, 1995, the net cash provided by financing activities amounted to approximately
$4,899,000, which was comprised solely of proceeds from the issuance of long-term debt under the Company's credit facility.



	The Company's working capital at January 28, 1995 decreased by approximately $14,486,000 from January 29, 1994. This decrease is primarily due to the loss for the year ended January 28, 1995 and proceeds from short term debt.



	Capital expenditures during fiscal 1995 amounted to approximately $2,119,000. Of this amount, approximately $1,555,000 was for capital expenditures of the three new "Stuarts too" stores opened in fiscal 1995. The Company also closed two existing stores located in Biddeford, Maine and Barre, Vermont. The costs associated with these closings amounted to approximately $880,000. During fiscal 1995, the Company incurred restructuring and asset impairment charges of $4,555,000. In accordance with FASB EITF 94-3 (liability recognition for certain costs incurred in a restructuring), a restructuring and asset impairment reserve was established in fiscal 1995. During the fourth quarter of fiscal 1995, expenses relating to this reserve were incurred in connection with store closings. Management presently expects that expenditures during the first half of fiscal 1996 will include approximately $4,800,000 to be incurred in connection with the closing of stores in accordance with FASB EITF 94-3 (liability in recognition for certain costs incurred in a restructuring) (see
Note 10). The Company does not anticipate that any new stores will be opened during fiscal 1996.



	In connection with the Chapter 11 filing, Stuarts entered into debtor-in-possession financing arrangements with Foothill and is currently operating its business as a debtor-in-possession, subject to Bankruptcy Court approval for certain of its actions. The financing arrangements with Foothill provide for a $6 million credit facility, which is collateralized by substantially all of the Company's assets. Borrowings under the facility are subject to availability under a borrowing base formula and to compliance with covenants and business plans. Foothill also has agreed to permit the Company to use cash collateral from its pre-petition financing arrangements during the reorganization proceeding.
Both the debtor-in-possession financing arrangement and the cash collateral arrangement will require the approval of the Bankruptcy Court. The Company has failed to achieve financial projections established in connection with its debtor-in-possession financing arrangements with Foothill. If such failures continue, Foothill would be entitled to terminate the financing arrangements under certain circumstances. The
Company's determination to liquidate or sell the Company has caused an event of default under the financing arrangements with Foothill. Consequently, Foothill would be entitled to seek
Bankruptcy Court relief from the automatic stay and, if such relief is granted, exercise foreclosure remedies as a secured creditor. The Company intends to seek Foothill's cooperation in connection with the proposed orderly liquidation or sale of the Company. Although there can be no assurance that such cooperation will be obtained, the Company believes that it would be in the interests of the Company and Foothill to extend the financing arrangements with Foothill during any liquidation or sale proceeding.



	In Chapter 11 cases, substantially all of the liabilities of a debtor, such as the Company, as of the date of the filing of the petition for reorganization are subject to settlement under a plan of reorganization to be voted upon by the debtor's impaired creditors and stockholders and confirmed by the Bankruptcy
Court. There are certain risks to a Company operating as a debtor-in-possession. Such risks may include (i) potential deterioration of the business of the Company during the bankruptcy proceedings, (ii) a reduced ability to attract and retain employees, (iii) additional expenses associated with the bankruptcy reorganization process and (iv) liquidation of the Company's assets under Chapter 7 of the Bankruptcy Code or, as may be the case with the Company, under a liquidation plan under Chapter 11. Because the bankruptcy proceedings are in an early stage, the Company is not yet able to estimate the total financial effect of the bankruptcy on its financial condition.



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

Stuarts Department Store
Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Schedules                          	Page


Consolidated Statements of Operations                                  	26
     Successor Company
          Fiscal 1995
          Fiscal 1994
          Pro Forma Combined Fiscal 1993 (Unaudited)
          13 Weeks Ended 01/30/93

     Predecessor Company
          39 Weeks Ended 10/31/92


Consolidated Balance Sheets                                            	27
     Successor Company
         January 28, 1995
         January 29, 1994

Consolidated Statements of Cash Flows                                  	28
     Successor Company
          Fiscal 1995
          Fiscal 1994
          13 Weeks Ended 01/30/93
     Predecessor Company
          39 Weeks Ended 10/31/92


Consolidated Statements of Stockholders' Equity                        	29
     Successor Company
          Fiscal 1995
          Fiscal 1994
          13 Weeks Ended 01/30/93
     Predecessor Company
          39 Weeks Ended 10/31/92


Notes to Consolidated Financial Statements.                          	30-46

Report of Independent Certified Public Accountants.                  	47-48

Stuarts Department Stores, Inc. and Subsidiary
Consolidated Statements of Operations

                                            	Successor Company		               		Predecessor
                                                                  Pro Forma     	Company
                                                       			         Combined
                                               		              	Fiscal 1993	        13 Weeks	       39 Weeks
                                    	Fiscal 	      Fiscal        	(Unaudited)	         Ended	          Ended
                                      	1995	         1994          	(Note 2)       01/30/93        10/31/92
Total store sales	                   $105,268,774   	$117,081,640   	$123,533,511	    $37,352,125	   $86,181,386
Less leased department sales	           7,104,156   	   8,518,795     	 8,668,466    	  2,410,232	     6,258,234
Net store sales               	        98,164,618   	 108,562,845   	 114,865,045	     34,941,893	    79,923,152
Leased department and other income	     1,591,726      	1,801,912	      1,833,164 	       542,551 	    1,290,613
                                      	99,756,344	    110,364,757	    116,698,209	     35,484,444	    81,213,765

Costs and expenses
   Cost of sales buying and
    distribution                       73,961,741	    79,288,505 	    83,039,081	     26,437,682	    56,151,399
   Restructuring and asset
    impairment charges (Note 11)	       4,555,000              	0              	0              0             0
   Selling and administrative         	34,389,132	     33,011,767	     31,875,260	      8,818,581    23,056,679
   Depreciation and amortization       	2,104,748   	   1,941,440      	1,730,479	        486,094	     1,694,385
 Total costs and expenses            	115,010,621	    114,241,712    	116,644,820	     35,742,357	    80,902,463

Income (loss) before interest,
    reorganization items,income
    taxes and extraordinary gain	     (15,254,277)   	 (3,876,955)       (53,389)	      (257,913) 	     311,302

Interest income                                	0         	71,085	        280,156	         34,316       495,840

Interest expense (Contractual amounts
    are approximately $1,157,00 for
    39 Weeks ended October 31, 1992
    and $1,953,000 for Fiscal 1992)      (973,212)      (52,162)       (15,517)       (7,805)       (7,712)
Income (loss) before reorganization
      items, income taxes and
      extraordinary gain              (16,227,489)	   (3,858,032)	       318,028	       (231,402)	      799,430

Reorganization items (Note 2):
    Reorganization expenses				                                                                      (7,132,303)
    Adjust accounts to fair value		                                                                (6,657,432)
Income (loss) before income taxes
      and extraordinary gain        	 (16,227,489)	    (3,858,032)	       318,028	       (231,402) 	 (12,990,305)

Income tax expense	                                                    		(127,211)
Income (loss) before extraordinary
   gain	                              (16,227,489)	   (3,858,032)	       190,817	       (231,402) 	 (12,990,305)
Extraordinary gain on discharge of
   pre-petition liabilities (Note 2)				                                                              	8,835,028

Net income (loss)                     	(16,227,489)	   (3,858,032)	       190,817	       (231,402)	   (4,155,277)
Income (loss) before extraordinary
     gain per share	                        ($0.75)       ($0.18)         $0.01         ($0.01)       ($2.98)
Net income (loss) per share                ($0.75)       ($0.18)         $0.01         ($0.01)       ($2.98)
Number of weighted average
     common shares outstanding          	21,507,175	    21,507,175	    21,507,175	      21,507,175 	    4,364,460

The accompanying notes are an integral part of these financial statements.

Stuarts Department Stores, Inc. and Subsidiary
Consolidated Balance Sheets					                        Successor
January 28, 1995 and January 29,1994             					  Company

                                                				1995                  1994
Assets
Current Assets
	Cash and cash equivalents			                     $64,731	              $344,075
	Merchandise Inventory	                       	12,376,497           	20,511,040
	Merchandise available for sale (Note 12)     			3,282,000                    	0
	Other	                                       		1,288,541            	1,848,006
		Total current assets	                     	 17,011,769	           22,703,121

Equipment and leasehold improvements at cost
	Store fixtures                               			8,527,424           	10,822,134
	Store leasehold improvements		               	  2,582,584            	2,908,736
	Office and warehouse equipment		               	3,183,232             2,998,037
                                              				14,293,240         	16,728,907
   Less allowance for depreciation and
     amortization			                              9,313,761          	9,084,935
                                               				4,979,479	          7,643,972

Leaseholds (less accumulated amortization
  of $5,995,289 in 1995
  and $5,545,873 in 1994)   		                   		1,010,209          	1,380,470
Reorganization value in excess of amounts
     allocable to identifiable assets
     (less accumulated amortization $157,415
     in 1995 and $87,275 in 1994)                	543,585             	 613,725
Deferred finance costs (less accumulated
     amortization of $167,197 in 1995 and
     $12,132 in 1994)                            321,062   	           	424,624
Other assets                                 				511,692	              631,358
Total assets	         	 	 	                  $24,377,796          $33,397,270

Liabilities and Stockholders' Equity

Current liabilities
	Accounts payable - trade		                     	3,868,470            	3,993,054
	Accrued expenses
	  Rent	                                       		693,644	              942,641
	  Compensation and fringe			                      251,951	              271,421
	  Other (Note 13)		                            	5,026,372	            2,233,146
	  Current portion of long term
          debt  (Note 6)			                       6,394,185
		Total current liabilities		                 16,234,622	            7,440,262

Long term debt (Note 6)					                                         1,494,801
Other liabilities				                            318,567	              410,111

Stockholders' equity

	Common stock - authorized 25,000,000
  shares of $.01 par value, issued
  22,409,074 shares	                              224,091	              224,091
	Additional paid in capital		                  	29,725,274	           29,725,274
	Retained earnings (deficit)			              (20,316,923)	          (4,089,434)
                                              				 9,632,442	         25,859,931
	  Less treasury stock at cost
     (901,899 shares)                        			 (1,807,835)	      (1,807,835)
		Total stockholders' equity                 		7,824,607	           24,052,096

Total liabilities and stockholders'
    equity			                             $24,377,796	          $33,397,270

The accompanying notes are an integral part of these financial statements.

Stuarts Department Stores, Inc. and Subsidiary
Consolidated Statements of Cash Flows


                                                               	Successor                 	Predecessor
                                                               	Company     	               Company
                                                              	             13 Weeks	        39 Weeks
                                                   	Fiscal   	Fiscal          	Ended         	  Ended
                                                     	1995	    1994     	     01/30/93	        10/31/92
Increase(decrease)in cash and cash equivalents
Cash flows from operating activities:

  Net loss	                                   ($16,227,489)  ($3,858,032)  ($231,402)  ($4,155,277)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization	                 2,381,142     	1,941,442     	486,094     	1,704,087
    Inventory available for sale	                 (3,282,000)
    Impairment of equipment and leasehold
        improvements	                              2,393,294
  Restructuring Accural                           	1,988,694
  (Increase)decrease in inventory	                 8,134,543     	1,742,027	   9,402,509    	(11,656,378)
  (Increase)decrease in other current assets	        559,465	       349,542     	613,709     (1,458,681)
  Increase(decrease) in accounts payable
    and accrued expenses	                          1,043,570    (2,593,478) (2,124,434) 	    1,613,678
  Increase in liabilities subject to compromise	                                              			889,455
  (Decrease) in other liabilities	                   (91,545)      (94,736)   (137,280) 	      (55,992)

Reorganization items:
  Reorganization expenses		                                                                  	6,203,451
  To adjust accounts to fair value				                                                         6,657,432
  Extraordinary gain on discharge
    of pre-petition liabilities                                                           (8,835,028)

Net cash provided (used) by operating activities	 (3,100,326)   (2,513,235)  	8,009,196    	 (9,093,253)

Cash flows from investing activities:
  Purchases of equipment & leasehold
    improvements	                                 (2,118,914) 	   (1,657,601)   (93,994)    (1,316,454)
  (Increase) decrease in leaseholds and other
    assets                                           40,512        	265,785    (56,648)
Net cash used in investing activities            (2,078,402)    (1,391,816)  (150,642)    (1,316,454)

Cash flows from financing activities:
  Proceeds from issuance of debt                  	4,899,384
  Proceeds from issuance of long-term debt		                       1,494,801
  Cost of obtaining debt	                                          (436,756)
  Release of restricted cash                                                              				11,416,219
  Cash distribution pursuant to reorganization
    plan		                                                     (5,000,000)  	(6,993,989) (6,389,411)
Net cash (used in) provided by financing
   activities                                     4,899,384      (3,941,955)  (6,993,989)  	5,026,808
Net increase (decrease) in cash and cash
   equivalents                                     (279,344)     (7,847,006)     	864,565  (5,382,899)
Cash and cash equivalents at beginning of
   period	                                          344,075       	8,191,081  	  7,326,516	  12,709,415
Cash and cash equivalents at end of
   period	                                          $64,731)       $	344,075   $8,191,081  $	7,326,516

Supplemental disclosures of cash flows information:
  Cash paid during the period for:  Interest       $	747,013         $	35,730      $	26,061      $	4,404
                                    Income taxes     	53,584          	60,900       	17,550      	63,536

The accompanying notes are an integral part of these financial statements.

Stuarts Department Store									s, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity

For the 52 Weeks Ended 01/28/95, the 52 Weeks Ended 01/29/94, the 13 Weeks
 Ended 01/30/93,and the 39 Weeks Ended 10/31/92.

[CAPTION]

                                                 Additional
                                   Common         Paid-in      Retained         Treasury
                                    Stock          Capital     Earnings          Stock        Total


Predecessor Company
 Balance 02/01/92                     $52,034     $11,402,487   $137,121       ($1,807,835)   $9,783,807

 Income before restructuring
 for the 39 weeks ended 10/31/92                                  799,430                        799,430

 Reorganization expenses                                        (7,132,303)                   (7,132,303)

 Adjust to Fair Value                                           (6,657,432)                   (6,657,432)

 Extraordinary gain - debt discharge                             8,835,028                     8,835,028

 Issuance of new shares               172,057      22,340,943                                 22,513,000

 Elimination of retained earnings                  (4,018,156)   4,018,156                             0

 Balance 10/31/92                    $224,091     $29,725,274           $0     ($1,807,838)  $28,141,530

Successor Company

 Balance 10/31/92                    $224,091     $29,725,274           $0     ($1,807,838)  $28,141,530

 Net loss for 13 weeks ended 01/30/93                             (231,402)                     (231,402)

 Balance 01/30/93                    $224,091     $29,725,274    ($231,402)    ($1,807,838)  $27,910,128

 Net loss for 52 weeks ended 01/29/94                            (3,858,032)                  (3,858,032)

 Balance 01/29/94                    $224,091     $29,725,274   ($4,089,434)    ($1,807,838)  $24,052,096

 Net loss for 52 weeks ended 01/28/95                           (16,227,489)                 (16,227,489)

 Balance 01/29/95                    $224,091     $29,725,274  ($20,316,923)    ($1,807,838)   $7,824,607


The accompanying notes are an integral part of these financial statements.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - CHAPTER 11 FILING



	On May 16, 1995, Stuarts Department Stores, Inc. ("Stuarts" or the "Company") filed a voluntary petition for reorganization under Chapter 11 ("Chapter 11"), Title 11 of the United States
Code (the "Bankruptcy Code") with the United States Bankruptcy
Court for the District of Massachusetts (Western Division) (the
"Bankruptcy Court"). The Company is presently operating as a debtor-in-possession under Chapter 11 and is subject to the jurisdiction of the Bankruptcy Court. In Chapter 11 cases, substantially all liabilities as of the date of the filing of the petition for reorganization are subject to settlement under a plan of reorganization to be voted upon by the Company's impaired creditors and stockholders and confirmed by the Bankruptcy Court. Although the Company has an exclusive period until September 13, 1995 to file such a plan with the Bankruptcy
Court, as more fully discussed below, the Company's Board of Directors has approved the orderly liquidation or sale in Chapter 11 of the Company. If a plan of reorganization is not filed with the Bankruptcy Court by such date or such date is not extended, other parties in interest may submit proposed plans.
If a reorganization plan is filed by the Company by September
13, 1995, the Company has until November 13, 1995 to solicit acceptances with respect to such plan and no other party may solicit acceptances with respect to any other plan during this period. No plan of reorganization has yet been filed with the Bankruptcy Court. The Company continues to manage its affairs and operate its business as a debtor-in-possession, subject to the supervision of the Bankruptcy Court while these cases are pending.



	Schedules are due to be filed with the Bankruptcy Court on June 30, 1995 setting forth the assets and liabilities of the Company and its subsidiary as of the filing date as shown by the Company's accounting records. Differences between amounts shown by the Company and claims filed by creditors will be investigated and resolved. The ultimate amount and settlement terms of such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.



	Under the Bankruptcy Code, the Company may elect to assume or reject in the future, real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory pre-petition contracts, subject to Bankruptcy Court approval. As the Chapter 11 case progresses, the Company will continue to analyze which of its executory contracts and unexpired leases it intends to assume or reject. The Company cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for all contracts which may be rejected. The Chapter 11 filing, uncertainty regarding the eventual outcome of the reorganization case and effect of other unknown adverse factors raise substantial doubt about the Company's ability to continue in existence as a going concern.



	In connection with the Chapter 11 filing, Stuarts has entered into debtor-in possession financing arrangements with its lender, Foothill Capital Corporation ("Foothill"), and is currently operating its business as a debtor-in-possession, subject to Bankruptcy Court approval for certain of its actions.
The financing arrangements with Foothill provide for a $6 million credit facility, which is collateralized by substantially all of the Company's assets. Borrowings under the facility are subject to availability under a borrowing base formula and to compliance with covenants and business plans. Foothill also has agreed to permit the Company to use cash collateral from its pre-petition financing arrangements during the reorganization proceeding.
Both the debtor-in-possession financing arrangement and the cash collateral arrangement will require the approval of the Bankruptcy Court.



	On June 20, 1995, the Company's Board of Directors approved the orderly liquidation or sale in Chapter 11 of the Company. The
Company's management is exploring various alternatives by which the liquidation or sale can be effected and intends to formulate a plan for the liquidation or sale as promptly as practicable.
The Board of Directors' determination had been affected by a number of factors, including, in particular, poor sales and operating results achieved over the Father's Day selling period.
The orderly liquidation or sale will involve the closing or the sale of the remaining Stuarts stores and is likely to take a number of months to complete. Any liquidation or sale will be subject to obtaining the requisite approval of the Company's secured creditor, the Official Committee of Creditors in the bankruptcy proceeding and the Bankruptcy Court and, accordingly, there can be no assurance that a plan for the liquidation or sale formulated by the Company's management will be effected.
Although the Company does not presently believe that the liquidation or sale will result in any distribution of liquidation or sale proceeds to the Company's shareholders, the amount, if any, available for distribution to the Company's unsecured creditors can not presently be estimated.





NOTE 2 - PRIOR REORGANIZATION



On October 19, 1992, Stuarts emerged from reorganization proceedings under Chapter 11 pursuant to the terms of a Joint Plan of Reorganization (the "Prior Reorganization Plan") filed by the Company and its Official Committee of Unsecured Creditors (the "Creditors' Committee") on July 23, 1992. The Prior Reorganization Plan, which was confirmed by the United States Bankruptcy Court for the District of Massachusetts, Western Division (the "Bankruptcy Court"), on October 13, 1992 following receipt of requisite creditor and stockholder approval, provided for the cancellation of approximately $47,000,000 of allowed unsecured claims in exchange for (i) payment to the Company's unsecured creditors of $16,200,000 in the form of three cash payments as follows: $5,200,000 upon consummation of the Prior Reorganization Plan; $6,000,000 on December 31, 1992; and $5,000,000 on December 31, 1993; and (ii) the issuance of eighty percent (80%) of the common stock of the reorganized Company to the Company's unsecured creditors. The Prior Reorganization Plan also provided for, among other things, the discharge and payment in full of certain administrative, priority, secured party and small claims aggregating approximately $2,900,000. In addition, upon confirmation of the Prior Reorganization Plan, the Company assumed 18 existing store leases. The Company's financial statements give effect to such reorganization as of October 31, 1992.



The prior Chapter 11 proceedings of the Company were commenced on December 7, 1990 by the filing of voluntary petitions by the Company with the Bankruptcy Court. During the pendency of the prior Chapter 11 proceedings, the Company operated its business as a debtor-in-possession, subject to the approval of the Bankruptcy Court. No interest accrued on unsecured pre-petition liabilities during the pendency of the prior Chapter 11 proceedings. For financial reporting purposes, those liabilities and obligations whose disposition was dependent upon the outcome of the Chapter 11 case were segregated and classified as liabilities subject to compromise on the Consolidated Balance Sheet as of February 1, 1992. All payments and distributions in respect of pre-petition claims against the Company have been made as of January 28, 1995 and no further recourse to the Company may be had by any person with respect to such pre-petition claims.



Professional fees for attorneys and accountants of the debtor and creditors' committee and bank fees associated with the debtor-in-possession financing arrangements which existed during the prior reorganization proceeding were deferred pending the confirmation of the Prior Reorganization Plan and the approval of such costs by the Bankruptcy Court. These costs were expensed during the 39 week period ended October 31, 1992 upon the Company's emergence from the prior reorganization proceedings. During this period, the Company also provided for certain costs associated with other bankruptcy claims.



Reorganization expenses associated with the 39 week period ended
October 31, 1992 were:

                                      39 Weeks Ended

                                         10/31/92

Costs of bankruptcy:

   Allowed claims in excess of
    recorded liabilities                 $2,900,000
   Professional fees                      3,232,003
   Administrative claims                  1,000,000
                                         $7,132,003
                                          =========



The value of the cash and securities required to be distributed pursuant to the Prior Reorganization Plan was less than the allowed claims and, accordingly, the Company recorded an extraordinary gain of $8,835,000 relating to the discharge of pre-petition liabilities. On the date of confirmation of the Prior Reorganization Plan, the sum of the allowed claims plus post-petition liabilities exceeded the value of pre-confirmation assets. The Company experienced a change in control in connection with the consummation of the Reorganization Plan as its unsecured creditors received 80% of the Company's common stock and pre-reorganization equity holders retained 20% of such common stock pursuant to the Reorganization Plan. AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") requires that, under these circumstances, a new reporting entity be created for financial reporting purposes and assets and liabilities be recorded at their fair values based upon the allocation thereto of the Company's reorganization value. This accounting treatment is referred to herein as "fresh-start reporting." Financial statements for periods subsequent to October 31, 1992 are designated as "Successor Company" to signify that they are those of a new entity for financial reporting purposes and have been prepared on a basis not comparable to prior periods. Financial statements for periods prior to October 31, 1992 have been designated "Predecessor Company" and a black line has been drawn to separate Successor Company financial statements from Predecessor Company financial statements.

"Fresh-start reporting" reorganization value represents a negotiated value which was determined with the assistance of the financial advisors employed by the Creditors' Committee using a discounted cash flow analysis based, in part, on five-year cash flow projections prepared by management. The discounted cash flow analysis of the Company over the five fiscal years beginning in 1993 through 1997 was determined by adding the projected cash flow for the first four years to a "capitalization" of the fifth year's projected cash flow. The fifth year's projected cash flow was capitalized by establishing a terminal value for the Company as of the end of such period equal to 6.5 times the Company's projected earnings before interest and taxes for the fifth year. The aggregate cash flow value was then discounted to its present value, using an 11% discount rate to establish a going concern value.



The five-year cash flow projections were based on estimates and assumptions about circumstances and events that had not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Company, including, but not limited to, those with respect to the course of the Company's business activity after the date of preparation of such projections. Accordingly, there usually will be, and, in the case of the Company, have been, differences between projections and actual results, because events and circumstances frequently do not occur as expected, and those differences may be material. Differences between the Company's projected and actual results following its emergence from Chapter 11 did not alter the determination of "fresh-start reporting" reorganization value because such reorganization value was not contingent upon the Company achieving the projected results.



In accordance with SOP 90-7, the Company adopted "fresh-start reporting" and reflected the effects of such adoption in its consolidated balance sheet as of October 31, 1992. The value of the cash and securities distributed pursuant to the Prior Reorganization Plan was less than the allowed claims and, accordingly, the Company recorded an extraordinary gain of $8,835,000 in connection with the discharge of pre-petition liabilities. The adjustments to reflect the consummation of the Prior Reorganization Plan, including the subsequent gain on debt discharge of pre-petition liabilities and the adjustment to record assets and liabilities at their fair values (including the establishment of a reorganization value in excess of amounts allocable to identifiable assets), were reflected in the accompanying consolidated financial statements for the 39 week period ended October 31, 1992. Reorganization value in excess of amounts allocable to identifiable assets is being amortized on a straight-line basis over ten years.



In connection with "fresh-start reporting," at October 31, 1992, the Company revalued its inventory to reflect the full impact of retail price adjustments in cost of goods sold. The impact during the 13 week period ended January 30, 1993 of the "fresh-start" inventory revaluation was to increase cost of goods sold by approximately $500,000. Reorganization costs deferred during the period in which the Company operated as a debtor-in-possession were expensed when the Company emerged from bankruptcy proceedings and were included in the reorganization expenses reflected in the statement of operations for the 39 weeks ended October 31, 1992.

In connection with the adoption of "fresh-start reporting," the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") as of October 31, 1992. The cumulative effect of the adoption of SFAS No. 109 was not material. Prior to the adoption of "fresh-start reporting," the Company accounted for income taxes under Statement of Financial Accounting Standards No. 96 ("SFAS 96"). Under both SFAS 109 and SFAS 96, deferred income taxes are provided for at the statutory rates on the differences between financial statement basis and tax basis of assets and liabilities and, under SFAS No. 109, are classified in the balance sheet as current or non-current, consistent with the assets and liabilities which give rise to such deferred income taxes.

The effect of the Prior Reorganization Plan on the Company's balance sheet as of October 31, 1992 was as follows (amounts in thousands):



                           Adjustments to Record Confirmation of Plan
                           Pre-                            Stuarts'
                           Confirmation                    Reorganized
                           Balance      Debt         Fresh Balance
                           Sheet        Discharge    Start Sheet

CURRENT ASSETS

  Cash and cash equivalents $ 13,716    $ (6,389)             $ 7,327
  Merchandise inventory       35,443                $ (3,788)  31,655
  Income tax receivable           52                     (52)
  Other                        3,722                    (345)   3,377
    Total current assets      52,933      (6,389)     (4,185)  42,359

EQUIPMENT AND LEASEHOLD

  IMPROVEMENTS, NET            7,907                            7,907
LEASEHOLDS, NET                3,557                  (2,100)   1,457


GOODWILL, NET                    399                    (399)
DEFERRED REORGANIZATION COSTS  2,432                  (2,432)
REORGANIZATION VALUE IN EXCESS OF
  AMOUNTS ALLOCABLE TO IDENTIFIABLE
  ASSETS                                                 701     701
OTHER ASSETS                     512                             512
TOTAL ASSETS                $ 67,740    $ (6,389)   $ (8,415) $52,936
                              ======     =======     =======   ======

                           Adjustments to Record Confirmation of Plan
                           Pre-                            Stuarts'
                           Confirmation                    Reorganized
                           Balance      Debt         Fresh Balance
                           Sheet        Discharge    Start Sheet


LIABILITIES AND STOCKHOLDERS'

 EQUITY


CURRENT LIABILITIES
    Accounts payable-trade   $  7,054                          $7,054
    Accrued expenses
       Rent                     1,079                           1,079
       Compensation and
        fringe benefits           304                $    570     874
       Reorganization items     1,063                     800   1,863
       Other                    1,288                           1,288
    Amount due to creditors              $ 6,994                6,994

TOTAL CURRENT LIABILITIES      10,788      6,994        1,370   19,152

LIABILITIES SUBJECT TO
 COMPROMISE                    49,945    (49,945)
AMOUNT DUE CREDITORS                       5,000                5,000
OTHER LIABILITIES                 324        214          105     643

STOCKHOLDERS' EQUITY
    Common stock - authorized
    25,000,000 shares of $.01 par
    value; issued 22,409,740 shares
    upon reorganization            52        172                  224
    Additional paid-in capital 11,402     22,341       (4,018) 29,725
    Retained earnings          (2,963)     8,835       (5,872)      0
                                8,491     31,348       (9,890) 29,949


    Less treasury stock at cost
    (901,899 shares)            1,808                            1,808
    Total stockholders'
     equity                     6,683     31,348       (9,890)  28,141


TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY       $ 67,740   $ (6,389)    $ (8,415) $52,936
                               ======     ======       ======  ======

NOTE 3 -	PRO FORMA COMBINED CONSOLIDATED STATEMENT OF OPERATIONS
FOR

	THE 52 WEEKS ENDED JANUARY 30, 1993 (UNAUDITED)



The pro forma data contained in the following table (i) combine the results of the Predecessor Company for the 39 weeks ended October 31, 1992 with the results of the Successor Company for the 13 weeks ended January 30, 1993; (ii) eliminate the effect of non-recurring transactions resulting from the prior reorganization included in the results of the Predecessor Company; (iii) adjust results of the Predecessor Company to reflect the implementation of "fresh-start reporting" as of February 1, 1992; (iv) assume that the fiscal 1993 payments to the Company's creditors required pursuant to the Prior Reorganization Plan of $5,200,000 and $6,000,000 were made by the Company as of February 1, 1992; and (v) assume issuance of the 17,205,740 shares of Common Stock issuable to creditors pursuant to the Prior Reorganization Plan as of February 1, 1992.

Table for Note 2

Consolidated Statements of Operations

Pro Forma Combined Consolidated Statement of Operations for the 52 Weeks
Ended January 30, 1993 (Unaudited)
                                     Successor	       Predessor		                    Pro Forma   	Pro Forma
                                       Company         	Company	      Combined     	Adjustments	   Combined
                                      13 Weeks        	39 Weeks      	52 Weeks                   		52 Weeks
                                        Ended           	Ended        	Ended                       		Ended
                                     01/30/93	        10/31/92     Jan. 30,1993              		   Jan. 30, 1993

Total store sales                   $	37,352,125       $ 	86,181,386  $	123,533,511                $	123,533,511
Less leased department sales          	2,410,232          	6,258,234     	8,668,466                   		8,668,466
Net store sales	                     34,941,893         	79,923,152   	114,865,045                	 	114,865,045
Leased department and
   other income	                        542,551          1,290,613     	1,833,164                   		1,833,164
	                                   35,484,444         	81,213,765   	116,698,209                 		116,698,209
Costs and expenses
    Cost of sales, buying and
         distribution                	26,437,682         	56,151,399	    82,589,081     	 450,000     	83,039,081
    Selling and administrative 	       8,818,581         23,056,679    31,875,260                  31,875,260
    Depreciation and amortization       	486,094	          1,694,385     	2,180,479     (450,000     	 1,730,479
         Total costs and expenses	    35,742,357         	80,902,463   	116,644,820            	0    	116,644,820

Income (loss) before interest,
    reorganization items, income
    taxes and extraordinary gain	       (257,913)           	311,302        	53,389            	0         	53,389

Interest (income), net                  (26,511)          (488,128)     (514,639)    	 250,000       (264,639)
Income (loss) before reorganization
     items, income taxes and
      extraordinary gain               (231,402)           	799,430	       568,028	     (250,000)        	318,028
Reorganization items 		                                  (13,789,735)  (13,789,735)  	13,789,735

Income (loss) before income taxes
      and extraordinary gain	           (231,402)       (12,990,305)   (13,221,707) 	13,539,735         	318,028

Income Taxes				                                                                     (127,211)       (127,211)
Income (loss) before extraordinary
   gain                                (231,402)        (12,990,305)   (13,221,707) 	13,412,524       	 190,817
Extraordinary gain on discharge of
      pre-petition liabilities                            		8,835,028      	8,835,028  (8,835,028)

Net income (loss)                       (231,402)        (4,155,277)    (4,386,679) 	 4,577,496	        190,817
Net income per share  of
   common stock	                          ($0.01)            ($0.95)                                    $0.01


(i) 	In connection with "fresh-start reporting," at October 31,
1992 the Company revalued its inventory to reflect the full
impact of retail price adjustments in cost of goods sold.  The pro forma adjustment reflects the impact of this inventory
revaluation upon results for the 52 week period ended January
30, 1993 assuming that "fresh-start reporting" had been
implemented on February 1, 1992.



(ii)	In connection with "fresh-start reporting", the Company
revalued its leaseholds.  The pro forma adjustment reflects the impact upon leasehold amortization for the 52 weeks ended
January 30, 1993 assuming this reduction in value had been made at February 1, 1992.



(iii)	Pro forma interest (income) was adjusted giving effect to
the payment to creditors of approximately $11,200,000 on
February 1, 1992.



(iv)	Pro forma shares outstanding at January 30, 1993 are
21,507,175.



(v)	Pro forma adjustment assumes an effective tax rate of 40%.



(vi)	Eliminate the effect of non-recurring transactions
resulting from the prior reorganization included in the results of the Predecessor Company.







NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



Principles of Consolidation



The accompanying consolidated financial statements include the accounts of Stuarts Department Stores, Inc. and its subsidiary.
All significant intercompany transactions and balances have been eliminated in consolidation.





Fiscal Year



The Company's fiscal year ends on the last Saturday nearest the end of January. The fiscal years ended January 28, 1995, January 29, 1994 and January 30, 1993 included fifty-two weeks.





Nature of Business



At January 28, 1995, the Company operated 17 self-service full-line discount department stores and three "Stuarts too" stores (see Notes 10 and 11).





Merchandise Inventory



Merchandise inventory is valued at the lower of cost or market using the retail inventory method on a first-in, first-out basis.




Depreciation and Amortization



Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Leasehold improvements are amortized over the lives of the respective lease or the service lives of the improvements, whichever is shorter. The estimated useful lives for depreciation of equipment and leasehold improvements are seven to ten years for store fixtures and office and warehouse equipment, and ten years for store leasehold improvements.



Leaseholds have been purchased and are being amortized over the remaining period of each lease.



Loss Per Share



Loss per common share has been calculated based upon the weighted average number of common shares outstanding for the respective periods. The effects of stock options have been excluded as the result would be anti-dilutive for each period presented.



Store Opening Costs



Store opening costs are amortized over the first year of store operations.



Cash and Cash Equivalents



All liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.



Reclassification



Certain amounts in prior periods' financial statements have been reclassified for comparative purposes.





NOTE 5 - LEASE COMMITMENTS (SEE ALSO NOTE 1)



The Company conducts its business in leased facilities.  At
January 28, 1995, the leased facilities consisted of 20 retail store locations and a combination warehouse and office facility.
The leases are classified as operating leases; remaining lease terms vary from 3 months to 12 years, and 20 leases have an option to renew. Rental payments for the facilities are based on a minimum rental plus a percentage of sales in excess of a stipulated amount. Certain leases provide for payments of real estate tax cost and common area maintenance charges.



Total rental expense for the thirty-nine week period ended
October 29, 1994 was approximately $4,413,000. Of this amount, real estate taxes and common area charges were $1,622,000 and percentage rentals of $113,000. Total rental expense for the thirty-nine week period ended October 29, 1993 was approximately
$4,423,000. Of this amount, real estate taxes and common area charges were $1,495,000 and percentage rentals of $140,000.


Total rental expense for the thirteen week period ended January
28, 1995 was approximately $1,438,000. Of this amount, real estate taxes and common area charges were $557,000. Total rental expense for the thirteen week period ended January 29, 1994 was approximately $1,380,000. Of this amount, real estate taxes and common area charges were $551,000.



Total rental expense for the 52 week period ended January 28, 1995 was approximately $5,851,000. Of this amount, real estate taxes and common area charges were $2,179,000 and percentage rentals were $82,000. Total rental expense for the 52 week period ended January 29, 1994 was approximately $6,044,000. Of this amount, real estate taxes and common area charges were $2,046,000 and percentage rentals were $127,000.



The following is a schedule of future minimum rental payments, as of January 28, 1995, required under operating leases:





Year ending January                     Total


  1996                               $ 4,226,000
  1997                                 3,637,000
  1998                                 3,236,000
  1999                                 2,939,000
  2000                                 2,523,000
  Later Years                          5,891,000
    Total minimum payments required  $22,452,000
                                      ==========



NOTE 6 - LONG TERM DEBT (SEE ALSO NOTE 1)



The Company entered into a Loan and Security Agreement (the
"Agreement") dated December 16, 1993 with Foothill which provided the Company with a three year revolving line of credit with a maximum amount of $15,000,000 (the "Credit Facility"), subject to availability under a borrowing base formula.
Interest was payable at the prime rate (8.25% at January 28, 1995) plus 1.75% (minimum rate of 7.5%). Payment of a monthly commitment fee of $2,000 plus 0.375% per annum of the average unused portion of the Credit Facility during the preceding month also was required. The Agreement prohibited the payment of dividends and required the Company to maintain certain minimum amounts of net worth and working capital. The Company and Foothill, on March 20, 1995, entered into Amendment One to the
Credit Facility, which amended the tangible net worth and working capital covenants to reduce the applicable thresholds.
A facility fee of $25,000 was paid to Foothill in connection with the Amendment. The Credit Facility is collateralized by substantially all of the Company's assets. The Agreement also restricted the Company's ability to incur additional indebtedness and to make capital expenditures and provided for payment of a penalty upon termination prior to December 27, 1996. The Company incurred certain costs in order to obtain the Credit Facility; these costs are being amortized over the initial three year life of the Credit Facility. Included in these costs is a fee of $250,000 which was paid to an investment banking firm of which a director of the Company is an officer.



	No principal or interest payments will be made on pre-petition debt without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been approved. If the Company is determined to have been insolvent as of the date of the filing, interest does not continue to accrue on unsecured pre-petition debt. The
Bankruptcy Court has not yet determined this issue.





NOTE 7 - COMMITMENTS (SEE ALSO NOTE 1)



The Company has employment agreements with two of its executive officers, which were effective in August 1994 and provide for terms expiring on February 1, 1997. Beginning in fiscal 1994, each of these executives is entitled to a cash bonus based on base salary and achievement of operating profit targets.



The Company entered into an agreement with Gibson Greetings, Inc. ("Gibson") for a period of five years commencing on October
1, 1992. Pursuant to this agreement, Gibson will serve as the exclusive supplier of greeting cards, everyday gift wrap and related products.



The Bankruptcy Court has not yet approved the assumption or rejection of these contracts.





NOTE 8 - INCOME TAXES



In connection with "fresh-start reporting," the Company adopted
SFAS No. 109 as of October 31, 1992. Prior periods have not been restated to apply the provisions of SFAS No. 109. The
Company had previously accounted for income taxes under the liability method described in SFAS 96. Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of differences between financial statement carrying amounts and the tax bases of existing assets and liabilities ("temporary differences") by applying enacted statutory tax rates applicable to future years. Under SFAS No. 109, the effect of a change in tax rates on deferred taxes is included in the income for the period in which the rate change occurs.



There was no income tax benefit for the fiscal year ended
January 28, 1995, the fiscal year ended January 29, 1994, the 13 weeks ended January 30, 1993 or the 39 weeks ended October 31, 1992.


The effective tax rate differs from the statutory rate as follows:


                 Successor Company            | Predecessor Company
                 52 Weeks  52 Weeks  13 Weeks | 39 Weeks
                 Ended     Ended     Ended    | Ended
                 1/28/95   1/29/94   1/30/93  | 10/31/92
                                              |
 Statutory Federal                            |
   tax rate        (34.0%)  (34.0%)  (34.0%)  |   (34.0%)
 State Income taxes   -        -        -     |      -
 Unused net operating                         |
   loss             34.0     34.0     34.0    |    34.0
                                              |
                                              |
                      -        -        -     |      -
                   ======   ======   ======   |   ======

As of January 28, 1995, the Company had approximately $580,000 of deferred tax liabilities, $13,180,000 of deferred tax assets, and a valuation allowance of $12,600,000. The approximate amounts of the principal temporary differences resulting in the deferred tax assets and liabilities are: net operating loss carryforwards - $9,290,000, depreciation - $(580,000), fair value adjustments to assets recorded upon the adoption of Fresh
Start reporting - $2,070,000 and $1,820,000 relating to restructuring reserves.



As a result of the implementation of the Prior Reorganization
Plan, the Company's creditors received consideration in extinguishment of debt which is worth less than such debt.
Accordingly, the Company recorded an extraordinary gain of $8,835,000 on debt discharged in connection with the Prior
Reorganization Plan. No income tax was recorded related to this extraordinary gain as no income will be recognized for tax purposes because it results from a discharge of debt pursuant to a case under the Bankruptcy Code.



At January 28, 1995, the Company had approximately $23,220,000 of operating loss carryforwards available to reduce future payments of federal income taxes. These carryforwards expire in varying amounts through 2008. The effects of the Prior
Reorganization Plan together with transactions that have occurred within the three year period preceding the consummation of the Prior Reorganization Plan have caused an "ownership change" for federal income tax purposes. As a result, utilization of the Company's net operating loss carryforward will be subject to an annual limitation determined by multiplying the federal long-term tax exempt bond rate by the fair market value of the Company's stock immediately prior to such "ownership change." As a result of the ownership change, $4,680,000 of the loss carryforward is subject to limitation.



In accordance with SFAS No. 109 and SOP 90-7, benefits realized subsequent to October 31, 1992 from reductions in the valuation allowance (primarily attributable to the use of net operating loss carryforwards) will first reduce reorganization value in excess of amounts allocable to identifiable assets and other intangible assets until exhausted and thereafter be reported as a direct addition to paid-in capital. As of January 28, 1995, $4,600,000 of the $12,600,000 valuation allowance arose prior to the confirmation of the Prior Reorganization Plan.


NOTE 9 - COMMON STOCK



In connection with the confirmation of the Prior Reorganization
Plan, authorized capital stock of the Company increased to 25,000,000 shares of common stock, par value $.01 per share. In addition, in accordance with the Prior Reorganization Plan, the general unsecured creditors of the Company received 17,205,740 shares of common stock. The accompanying financial statements reflect the issuance of all 17,205,740 shares required to be issued to general unsecured creditors as of October 31, 1992.



On October 28, 1992, as contemplated by the Prior Reorganization
Plan, the Board of Directors of the Company adopted the 1992
Employee Stock Option Plan ("the 1992 Plan"). The 1992 Plan was amended in May 1994 to increase the number of shares available for awards thereunder and presently provides for the issuance of up to 2,000,000 shares of the Company's common stock to officers and other key employees of the Company and its subsidiary.



Transactions under the 1992 Plan are summarized as follows:



                                         No. of Shares    Option Price
         Option Shares

         Outstanding at January 30, 1993                     $.66

         Granted                            197,000      $.36-.94

         Cancelled                         (200,000)          .66

         Outstanding at January 29, 1994    697,000      $.36-.94

         Granted                              -0-

         Cancelled                          100,000          $.66

         Outstanding at January 28, 1995    597,000      $.36-.94
                                            =======


All options were issued at an exercise price equal to the fair market value of the Company's common stock at the date of grant.
The 1992 Plan was approved by the stockholders of the Company on October 14, 1993. Upon such approval, all options granted prior to such date became immediately exercisable. As of January 28, 1995, 403,000 shares were available for future grant under the 1992 Plan.



	On July 13, 1995, the Company's 1994 Directors Stock Option
Plan (the "Directors' Plan") became effective upon being approved by the Company's shareholders. The Directors' Plan provides for the issuance of stock options exercisable for up to an aggregate of 1,000,000 shares of the Company's common stock
(subject to adjustment in the event of any stock dividend, stock split, recapitalization or similar event) to directors of the Company who are not also full-time employees of the Company, subject to annual maximum awards of options which are exercisable for no more than 150,000 shares of the Company's common stock. Awards under the plan may only be in the form of non-qualified stock options. The exercise price for each option will be equal to the greater of $.75 and the fair market value of the Company's
Common Stock at the time of grant. For this purpose, fair market value will be the closing price of the Company's Common
Stock as quoted on the National Association of Securities
Dealers Automated Quotation System on the business day immediately preceding the date of grant.



	Transactions under the Directors' Plan are summarized as follows:



Option Shares                     No. of Shares         Option Price


Outstanding at January 29, 1994       -0-                   --

   Granted                          220,000              $  .75
   Cancelled                          -0-                   --


Outstanding at January 28, 1995     220,000              $  .75
                                    =======





NOTE 10 - RETIREMENT PLAN



The Company maintains a 401(k) savings plan to which eligible employees make pre-tax contributions. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company made matching contributions to this plan of approximately $46,235 during the year ended January 28, 1995, $41,500 during the year ended January 29, 1994, $11,000 during the 13 weeks ended January 30, 1993, and $33,000 during the 39 weeks ended October 31, 1992.





NOTE 11 - RESTRUCTURING AND ASSET IMPAIRMENT CHARGES



In accordance with FASB EITF 94-3 (liability in recognition for certain costs incurred in a restructuring), a restructuring and asset impairment reserve was established in fiscal 1995. The reserve covers the closing of two stores in Nashua, New
Hampshire and Johnston, Rhode Island. In addition, this reserve covers the asset impairment in connection with the closing of additional stores, the closing of which was announced in fiscal
1996 (February 1995).  The total amount of this charge to fiscal
1995 was approximately $4,555,000 as outlined below. In addition, as per the rules outlined in FASB EITF 94-3, approximately $1,913,000 of additional expense will be charged to the first quarter of fiscal 1996.


Impairment of fixed assets and leaseholds    $ 2,566,000
 (8 stores)


Rental commitments                               351,000


Store preopening cost                            220,000


Loss on sale of inventory (5 stores)             753,000


Deferred cost of goods sold charges              408,000


Other store closing costs                        257,000

                                             $ 4,555,000
                                               =========



NOTE 12 - MERCHANDISE AVAILABLE FOR SALE



On February 26, 1995, the merchandise inventory of the five stores located in Malden, Taunton and Haverhill, Massachusetts, Nashua, New Hampshire and Johnston, Rhode Island was sold to the
Great American Asset Management Co. This inventory became impaired as of fiscal year end 1995 and is reported on a separate line on the balance sheet.



NOTE 13 - SUBSEQUENT EVENT



On April 30, 1995, The Company's Board of Directors approved the closing of four additional stores located in Athol, Chelsea and Fitchburg, Massachusetts and Goffstown, New Hampshire. As per rules outlined in FASB EITF 94-3, approximately $2,875,000 in expense will be charged to the second quarter of fiscal 1996 to cover the closing of these stores.




REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Stuarts Department Stores, Inc. and Subsidiary,
Debtor-in-Possession:



We have audited the accompanying consolidated balance sheets of Stuarts Department Stores, Inc. and Subsidiary,
Debtor-in-Possession, as of January 28, 1995 and January 29,
1994, and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended January
28, 1995 and January 29, 1994, the thirteen week period ended
January 30, 1993 and the thirty-nine week period ended October
31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.



We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stuarts Department Stores, Inc. and Subsidiary, Debtor-in-Possession, as of January 28, 1995 and
January 29, 1994 and the consolidated results of its operations and its cash flows for the years ended January 28, 1995 and January 29, 1994, the thirteen week period ended January 30, 1993 and the thirty-nine week period ended October 31, 1992 in accordance with generally accepted accounting principles.



On October 19, 1992, the Company emerged from reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. As described in Note 2 to the consolidated financial statements, the Company accounted for this reorganization and adopted "fresh start reporting" as of October 31, 1992. As a result, the consolidated statements of operations for the years ended
January 28, 1995 and January 29, 1994, and the thirteen week period ended January 30, 1993, are not comparable to the Company's consolidated statements of operations for prior periods.



The consolidated financial statements of the Company do not reflect any adjustments which may result from the outcome of the following uncertainties: (1) As discussed in Note 1 on May 16,
1995, Stuarts Department Stores, Inc. and its subsidiary, filed a petition for reorganization under Chapter 11 of the U.S.
Bankruptcy Code. The process of determining the amount of allowable pre-petition claims has just begun, and the ultimate settlement of these claims will be determined when a plan of reorganization has been confirmed by the Bankruptcy Court. The
Company is a debtor-in-possession under Chapter 11 of the U.S.
Bankruptcy Code and is subject to the jurisdiction of the Bankruptcy Court; (2) As discussed in Notes 5 and 8, the Company is subject to a number of commitments. Although some provision has been made for these matters, the final outcomes and their effect, if any, on the Company's consolidated financial statements is not presently determinable; (3) The accompanying consolidated financial statements have been prepared in conformity with accounting principles applicable to a going concern. Continuation of the Company as a going concern and realization of its assets and the liquidation of its liabilities are dependent upon, among other things: (a) confirmation of a Plan of Reorganization (which will, among other things, result in significant adjustments and reclassifications in the amounts reflected as assets, liabilities and stockholders' equity in the accompanying consolidated financial statements), (b) the ability of the Company to maintain adequate financing combined with achievement of profitable operations, and (c) obtaining adequate shipments of merchandise from vendors with reasonable credit terms; (4) As discussed in Note 11, the consolidated financial statements for fiscal 1995 include a restructuring charge resulting from the Company's decision to close facilities. As part of the Chapter
11 proceedings, the Company is reviewing the potential closing of stores, and its warehouse, and distribution center.
Depending on the outcome of the review, the actual facilities to be closed will be determined. The costs related to these closings may be greater or less than the amount provided in the consolidated financial statements. The Chapter 11 filing, uncertainty regarding the eventual outcome of the reorganization case and effects of other unknown adverse factors raise substantial doubt about the Company's ability to continue as a going concern. The eventual outcome of these matters is not presently determinable and the consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue its existence because of the above uncertainties.







                                          Coopers & Lybrand
L.L.P.



Boston, Massachusetts
March 29, 1995, except for Note 13, as
to which the date is April 30, 1995 and except for Note 1 and paragraph two of Note 6, as to which the date is May 16, 1995


 Item 9.  CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE

- -------------------------------------------------------------------------

 None.



PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

- --------------------------------------------------------------------------

 Directors and Executive Officers

	The executive officers of the Company, their positions with the Company, business history and certain other information, as of January 28, 1995, are set forth below.



	NAME                OFFICE                                        AGE

 David S. Ferguson       President, Chief Operating Officer          50
          and Director

 S. Joseph Hoffman       Chairman of the Board                       75

 Antone F. Moreira       Executive Vice President, Chief Financial   58
 Officer, Secretary and Treasurer

 Eugene W. Twomey        Senior Vice President - Real Estate         59

 Margaret Coughlin       Director                                    39

 Ronald C. Curhan        Director                                    64

 Joshua R. Goldberg      Director                                    37

 Joseph A. Lategano      Director                                    62

 Morton H. Sigel         Director                                    65



	David S. Ferguson has been President, Chief Operating Officer and a director of the Company since August 1994. Prior to such time, Mr. Ferguson served as Senior Vice President-Operations from October 1992 until August 1994 and as Senior Vice
President-Stores and Store Operations of the Company beginning in February 1989. Mr. Ferguson was formerly Vice President of
Stores for Upton's Department Stores, a division of Amcena
Corporation, from September 1985 to January 1989. Prior to his association with Upton's Department Stores, Mr. Ferguson served as Divisional Vice President of Richway, a division of Federated
Department Stores, from July 1983 to September 1985.



	S. Joseph Hoffman has been Chairman of the Board of the Company since November 1993 and a director of the Company since October
1992.  Mr. Hoffman served as acting Chairman and acting
President of the Company from June 1993 until November 1993, while the Company conducted an executive search. Mr. Hoffman also has served as a consultant to Balsams Spring Water Co., Inc., a producer of bottled spring water and affiliate of Veryfine Products, Inc., since February 1994, President and a director of Advintage, a wine distributor, since April 1993, Treasurer and a director of BWC, Inc. (formerly known as Balsams Water Co., Inc.) since 1992.
Chairman Emeritus of and a consultant to Ingalls, Quinn &
Johnson, Inc., an advertising firm, since 1988, President and a director of Andover Distributors, Inc. a spring water distributor, since 1987, and President and a director of Andover
Liquors, a package store, since 1976. Mr. Hoffman was President of Balsams Water Co., Inc. from 1991 through 1992 and Chairman and Chief Executive Officer of Ingalls, Quinn & Johnson from
1982 until his retirement in 1988. Prior thereto, Mr. Hoffman served in various other capacities with that firm beginning in 1960. Mr. Hoffman also served as a director of TJX Companies, Inc., an off-price apparel retailer, from 1988 until its merger with Zayre Corp. in 1989.



	Antone F. Moreira has been Executive Vice President of the
Company since August 1994 and Chief Financial Officer, Secretary and Treasurer of the Company since October 1992. Mr. Moreira also served as Senior Vice President of the Company from October
1992 until August 1994 and as Senior Vice President-Finance from
February 1991 to October 1992.  From May 1990 to February 1991,
Mr. Moreira was a principal of Advantage Resources, Inc., a consulting firm specializing in retail companies. From October
1987 to May 1990, Mr. Moreira was Senior Vice President and
Chief Financial Officer of Brooks Brothers, Inc., a division of
Allied Stores Corp. Mr. Moreira also served as Senior Vice
President of Finance and Operations for Plymouth Shops, a division of Allied Stores Corp. from 1982 to 1987 and as Executive Vice President and Chief Financial Officer for Maison
Blanche & Richards, divisions of City Stores Company, from 1974 to 1982.



	Eugene W. Twomey was Senior Vice President-Real Estate of the
Company from July 1993 until January 31, 1995.  From November
1992 to July 1993, Mr. Twomey served as Vice President-Real
Estate of the Company.  From April 1989 to November 1992, Mr.
Twomey was President of EWT Inc., a real estate consulting firm.
Prior thereto, Mr. Twomey was Senior Vice President-Real Estate and Property Development of Zayre Stores, a division of Zayre
Corp., an operator of a diversified group of chain stores, from March 1979 through January 1989.



	Margaret Coughlin has been President of Cone/Coughlin, an advertising and public relations firm, since 1993. From 1992 until her appointment as President of Cone/Coughlin, Ms.
Coughlin served as Executive Vice President of Cone/Coughlin.
For more than three years prior thereto, Ms. Coughlin served as Executive Vice President of Ingalls, Quinn & Johnson. Ms.
Coughlin has been a director of the Company since July 1994.



	Ronald C. Curhan has been a Professor of Marketing at the School of Management, Boston University, since 1975 and a consultant to corporations and organizations regarding marketing strategy, marketing research, distribution practices and operations; and a seminar leader in executive education and management development programs for corporations since 1970.
Mr. Curhan served as a director of TJX Companies Inc., a national discount retailer, from its formation in 1987 through its merger in 1989. Mr. Curhan has been a director of the Company since October 1993.



	Joshua R. Goldberg has been Managing Director of Financo, Inc., an investment banking firm, since January 1993. Prior thereto, Mr. Goldberg was Senior Vice President of Financo, Inc. from
June 1989 until January 1993 and Vice President of Shearson
Lehman Brothers, Inc.'s Merchandising Group from December 1986 until June 1989. Mr. Goldberg has been a director of the Company since October 1992.


	Joseph A. Lategano has been an independent consultant to various law firms, banks and companies since January 1992.
Prior thereto, Mr. Lategano was a senior consultant to National
Westminster Bank USA from June 1988 until May 1992.  Mr.
Lategano has been a director of the Company since October 1992.



	Morton H. Sigel has been Chairman of the Board and President of Tekscan Inc., a technology based company, since 1992 and President of A.S.R. Associates, a chain of card and gift stores, for over 20 years. Mr. Sigel was Chairman of the Board and President of Millbrook Distributors, Inc., a distributor of general merchandise, health and beauty aids and gourmet foods, from 1960 until December 1991. Mr. Sigel has been an advisory member of the Board of Directors of Shawmut Bank, N.A. since
1991 and a director of the Company since October 1993.



	Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules promulgated thereunder require the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of all such filings.
Based solely upon a review of (i) those reports and amendments thereto furnished to the Company during and with respect to the year ended January 28, 1995 and (ii) written representations from certain reporting persons stating that no Form 5's are required to be filed by such reporting persons, the Company has determined that (i) Ms. Coughlin failed to file a Form 3 upon becoming a director of the Company, (ii) each of Ms. Coughlin and Messrs. Curhan, Goldberg, Hoffman, Lategano and Sigel failed to file a Form 4 or Form 5 reporting three transactions eligible for deferred reporting under Section 16, and (iii) Denis T.
Lemire failed to file a Form 4 or Form 5 reporting one transaction.





ITEM 11.  EXECUTIVE COMPENSATION

- --------------------------------------------------------------------------





The following table summarizes, for the fiscal years ended
January 28, 1995, January 29, 1994 and January 30, 1993, all compensation paid to those persons who served or acted as the Company's Chief Executive Officer during the fiscal year ended
January 28, 1995 and the four most highly compensated executive officers other than the Chief Executive Officer whose salary and bonus exceeded $100,000 for the fiscal year ended January 28, 1995.


Stuarts Department Stores, Inc. and Subsidiary
Summary Compensation Table


							                                                                   Long Term
							                                                                  Compensation
		                                       Annual Compensation              						          Awards

Name and Principal        	Fiscal                          				    Other Annual                             					All Other
Position	                  Year     	Salary($)   		Bonus($)(1)  	Compensation($)(2)			   Options(#)		      Compensations($)
David S. Ferguson           	1995    $ 	188,942       ----         --------          ------               $	1,103 	(3)
   President and director	   1994	      166,923	(4)    ----         --------          ------                	1,124	 (3)
                            1993      	154,327                                      100,000	(5)            	1,079 	(3)
Denis T. Lemire(6)	          1995    $ 	116,731                                                           $  894 	(3)
  President and director    	1994	      171,730	(7)                                                         	1,214 	(3)
	                          1993      	143,654                                      100,000	(5)               	95 	(3)
S. Joseph Hoffman(8)	        1995       	52,000                                      	 	50,000	(9)	              --
  Chairman of the           	1994       	34,500                                                              --
  Board and director	        1993                                                                           --
Antone F. Moreira           	1995    $ 	176,923                                                            $ 655 	(3)
  Executive Vice	            1994      	166,923	(10)                                                          743 	(3)
  President,Chief           1993	      150,769                                       100,000	(5)             	349 	(3)
  Financial Officer
  Secretary and Treasurer
Eugene W. Twomey(11)        	1995    $ 	155,769                                                            $1,095	 (3)
  Vice President-	           1994      	135,096                                        	50,000	(5)              --
  Real Estate	            1993      	131,140	(12)                                    50,000	(5)              --



(footnotes appear on following page)

(1)	The Company did not, and does not plan to, award bonuses to
any of the named executives during or in respect of fiscal 1993, 1994 or 1995.



(2)	Other Annual Compensation amounts paid to the named
executive officers did not meet the threshold reporting requirements during fiscal 1993, 1994 or 1995.



(3)	Consists of matching contributions made to such officer's
account under the Company's 401(k) Plan.



(4)	Includes $1,923 in respect of a salary increase granted to
Mr. Ferguson on April 14, 1994, which was retroactive to November 17, 1993 but received by Mr. Ferguson (and expensed by the Company) in fiscal 1995.



(5)	Issued pursuant to the Company's 1992 Employee Stock Option
Plan approved by the Company's shareholders on October 14, 1993.



(6)	Fiscal 1995 information provided in respect of Mr. Lemire
represents compensation for his services as an officer of the Company during the period from January 30, 1994 through August
8, 1994, the date of Mr. Lemire's resignation from the Company. No other amounts were paid to Mr. Lemire during fiscal 1995.



(7)	Includes $6,730 in respect of a salary increase granted to
Mr. Lemire on April 14, 1994 which was retroactive to November
19, 1993 but received by Mr. Lemire (and expensed by the Company) in fiscal 1995.



(8)	Mr. Hoffman first served as an officer of the Company in
June 1993. From June 1993 until November 1993, Mr. Hoffman served as acting Chairman and acting President and since
November 1993, Mr. Hoffman has served as Chairman of the Company. Accordingly, no information for fiscal 1993 is provided in this table in respect of Mr. Hoffman.



(9)	Issued pursuant to the Company's 1994 Directors Stock Option
Plan approved by the Company shareholders on July 13, 1994.



(10)	Includes $1,923 in respect of a salary increase granted to
Mr. Moreira on April 14, 1994, which was retroactive to November
19, 1993 but received by Mr. Moreira (and expensed by the Company) in fiscal 1995.



(11)	Mr. Twomey joined the Company as Vice President-Real Estate
on November 16, 1992.  Accordingly, no information for fiscal
1992 is provided in this table in respect of Mr. Twomey.



(12)	Includes $115,756 paid indirectly to Mr. Twomey through EWT
Inc. pursuant to a consulting arrangement with the Company prior to the date Mr. Twomey became an officer of the Company. EWT
Inc. is a real estate consulting firm of which Mr. Twomey is the President and sole shareholder. See Part III, Item 13, "Certain Relationships and Related Transactions."

     The following table sets forth certain information, as of January 28,1995 concerning individual grants of stock options made during the fiscal year then ended to the persons named in the Summary Compensation Table above.

Option Grants in Fiscal 1995

							                                                   Potential
							                                            Realizable Value at
							                                               Assumed Annual
							                                           Rates of Stock Price
							                                               Appreciation

	                             Individual Grants              				For Option Term

	           Number of	    	Percent of
	           Securities		   Total Options
	           Underlying		   Granted to
	           Options		      Employees in    	Exercise   			Expiration
Name	       Granted(#)		   Fiscal Year   	Price ($/sh)		  	Date    			5% ($)    	10% ($)
S. Joseph Hoffman	 40,000	(1)    	18.2%         $	0.75	   07/12/04 $17,800	  $44,570
	                 5,000		        2.3%          	0.75   08/31/04  $		2,812   	$5,608
	                 5,000		        2.3%          	0.75	   11/30/04  $		2,310	   $5,829

(1) Granted pursuant to the Company's 1994 Directors' Stock Option Plan.

 No stock options were exercised during the fiscal year ended January 28,1995 by ther persons named in the Summary Compensation Table above. The following table sets forth certain information, as of January 28, 1995, concerning unexercised stock options for each of such persons.

Fiscal Year-End Option Values
							                                        Value of
				                      Number of					               	 Unexercised
				                     Unexercised						               In-the-Money
				                    Options (#)                						Options ($)
Name (1)           Exercisable Unexercisable		  Exercisable(2)(3)		 Unexercisable(3)
David S. Ferguson   				100,000	(2)      ---             -----          ------
S. Joseph Hoffman	     -----       			50,000	(4)	         -----          ------
Antone F. Moreira	   			100,000	(2)      ---             -----          ------
Eugene W. Twomey		    		100,000	(2)      ---             -----          ------

(1)	Options granted during fiscal 1993 to one of the persons
    named in the Summary Compensation Table above were cancelled effective upon his resignation from the Company on August 8, 1994.

(2)	Options became exercisable upon approval of the Company's 1992 Employee
    Stock Option Plan by the Company's shareholders on October 14, 1993.

(3)	Calculated based on $0.12 per share closing market value at January 30,1995.

(4)	Options become exercisable in annual increments of 33 1/3% beginning one year from the date of grant pursuant to the Company's 1994 directors
    Stock Option Plan.

	Certain Employment Arrangements. During August 1994, the Company entered into employment agreements with each of Messrs. Ferguson and Moreira, which provide for base salaries of $200,000 and $175,000 per year and terms expiring on February 1, 1997, subject to renewal upon the mutual agreement of the Company and such executives prior to the termination thereof.
The employment agreements also provide that, each of these executive officers is entitled to participate in the Company's Management Cash Bonus Plan. In addition, Mr. Moreira is entitled to moving expenses of up to $25,000 associated with his permanent relocation. Life insurance on the executive's life as well as certain other benefits also are provided for in these new employment agreements. Pursuant to employment agreements which were in effect prior to the August agreements, these officers were entitled, beginning in fiscal 1994, to a cash bonus equal to 10% of base salary for the prior year if the Company achieved its projected operating profit, plus an additional bonus of 0.5% of base salary for each 1% of operating profit above projected operating profit if the Company exceeded projected operating profit by more than 10%, provided, in each case, that the Company did not exceed its projected capital expenditures in meeting its projections. In addition, each of such officers were entitled to receive a bonus of 0 to 10% of his base salary at the discretion of the Board of Directors, provided that the total of the formula and discretionary bonuses did not exceed 25% of base salary. No such bonus payments have been made pursuant to these provisions. Each of the new employment agreements also provides that if the Company terminates the executive for reasons other than cause prior to the expiration of fiscal 1996, the Company must continue to pay such executive's base salary for the one-year period following such termination and that if such a termination occurs subsequent to the expiration of fiscal 1996, the Company must continue to pay such executive's base salary for the greater of the remainder of the employment term or three months. In addition to these severance provisions, each of the executives is entitled to severance payments for a period of one year if the executive's employment is terminated during the term of the employment agreement after the occurrence of any change in control of the Company. Prior to his resignation effective August 8, 1994, Mr. Lemire had an employment agreement with the Company, which provided for an annual base salary of $200,000 and benefits of the nature described above in respect of Messrs. Ferguson and Moreira.



	Effective May 18, 1995, severance arrangements for Messrs. Ferguson and Moreira were adopted to provide for payment of six
(6) months salary in the event such executive's employment was terminated following the Company's Chapter 11 filing, subject to Bankruptcy Court approval.



	Effective as of June 1, 1993, the Company entered into a letter agreement with Mr. Hoffman providing for the payment of $1,000 per week to Mr. Hoffman in return for his services as acting
Chairman and acting President of the Company on an interim basis pending engagement by the Company of a full-time successor to Joseph Ettore, who resigned as Chairman of the Board, President and Chief Executive Officer of the Company effective June 4,
1993. On November 19, 1993, Mr. Lemire was elected President of the Company and Mr. Hoffman was elected as Chairman of the Company. On August 8, 1994, Mr. Ferguson replaced Mr. Lemire as

President of the Company. The letter agreement with Mr. Hoffman remains in effect and provides for the payment of $1,000 per week to Mr. Hoffman in return for Mr. Hoffman's services as Chairman.



	Effective July 1, 1993, the Company entered into an employment agreement with Mr. Twomey pursuant to which Mr. Twomey would serve as Senior Vice President-Real Estate of the Company for a term beginning July 1, 1993 and ending two years from the Consummation Date at a base salary of $150,000. The contract also provides for bonus payments identical to these contained in the old employment agreements of the senior officers as well as stock option grants, life insurance and other benefits as described above (other than relocation expenses) in respect of Messrs. Ferguson, Moreira and Lemire.



	1992 Employee Stock Option Plan. The Company's 1992 Employee Stock Option Plan was adopted by the Company's Board of Directors on October 28, 1992 and approved by the Company's shareholders on October 14, 1993. The plan was amended on July
13, 1994 to increase the number of shares of the Company's
Common Stock available for issuance thereunder to 2,000,000 shares (subject to adjustment). Pursuant to the terms of the plan, executive officers and certain other key employees are eligible for awards in the form of incentive stock options or non-qualified options. Annual awards are limited to options for the purchase of no more than 150,000 shares of Common Stock.



	The plan is administered by the Stock Incentive Committee of the Company's Board of Directors, the members of which are ineligible for any grants under the plan. The Stock Incentive Committee is authorized, among other things, to determine the executive officers and key employees to whom stock options are granted under the plan, the number of shares subject to awards and the terms and conditions applicable to such awards. No awards may be made under the plan after the tenth anniversary of the plan.



	The plan permits the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code as well as options which do not meet the requirements of that section.
All options will expire not more than 10 years after the date of grant. The exercise price per share for any option under the plan shall be equal to the greater of $.75 and the fair market value of the Common Stock at the time such option is granted. Payment of an option's exercise price may be made in cash, by check or by delivery of shares of Common Stock registered in the name of the grantee, duly assigned by the grantee to the Company in the manner required by the plan, or by a combination of the foregoing. Options are not transferrable other than by will or by the laws of descent and distribution and may be exercised only by the optionee, his guardian or his legal representative.



	The plan may be amended by the Stock Incentive Committee or the shareholders, provided that the Stock Incentive Committee may not, without shareholder approval, materially increase the benefits accruing to participants under the plan, increase the maximum number of shares as to which options may be granted under the plan, change the minimum exercise price, change the class of eligible persons, extend the period for which options may be granted or exercised, or withdraw the authority to administer the plan from the Stock Incentive

Committee.  Options to purchase an aggregate of approximately
497,500 shares of Common Stock were outstanding under the plan as of June 6, 1995.



	Under the Company's 1992 Employee Stock Option Plan, in the event an unaffiliated third party acquires 30% or more of the Company's voting stock (other than through acquisition of such shares directly from Shawmut Bank NA within two years from the date of acquisition of such shares by Shawmut pursuant to the Prior Reorganization Plan), all options issued under the plan will become immediately exercisable.



	1994 Directors Stock Option Plan. The 1994 Directors Stock Option Plan was adopted by the Company's Board of Directors on May 3, 1994 and approved by the shareholders of the Company on July 13, 1994. A total of 1,000,000 shares of the Company's
Common Stock has been reserved for issuance under the plan to directors of the Company who are not also full-time employees of the Company or its subsidiary. Awards under the plan may be in the form of non-qualified stock options.



	The plan is administered by the Stock Incentive Committee of the Board of Directors, which has the authority to interpret the plan and prescribe rules, but may not act with respect to the selection of award recipients, the timing or amounts of awards or the terms and conditions of such awards. No awards may be made under the plan after the tenth anniversary thereof.



	The plan provides that each eligible director will be granted options to purchase 5,000 shares of Common Stock on a quarterly basis beginning on September 1, 1994. In addition, upon the approval of the plan by the Company's shareholders, each director received options to purchase 20,000 shares of Common
Stock for each prior year that the director had served on the Company's Board. The exercise price per share for any option under the plan shall be equal to the greater of $.75 and the fair market value of the Common Stock at the time such option is granted. Payment of an option's exercise price may be made in cash, by check or, in certain circumstances, by delivery of shares of Common Stock assigned to the Company, or by a combination of the foregoing. Options granted under the plan vest over a three-year period in respect of one-third of the shares subject thereto on each of the first, second and third anniversaries of the grant date. Options are not transferable other than by will or by the laws of descent and distribution and may be exercised only by the optionee, his guardian or his legal representative. If a participant terminates employment as a director for any reason, all unvested options shall be forfeited.



	The plan may be amended by the shareholders or the Board, provided that the provisions relating to the amount, price and timing of awards may not be amended more than once every six months and that the Board may not, without shareholder approval, materially increase the benefits accruing to participants under the plan, increase the maximum number of shares as to which awards may be granted under the plan, change the minimum exercise price, change the class of eligible persons, extend the period for which options may be granted or exercised, or withdraw the authority to administer the plan from the Board.
To date, awards in respect of 220,000 shares have been made under the plan.

	The Company's 1994 Directors Stock Option Plan provides that upon the occurrence of any one or more of the following (each, a "change in control"): (i) the acquisition by any entity, person or group (other than the Company, a subsidiary of the Company or any employee benefit plan (including, without limitation, an employee stock ownership plan) of the Company) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20 percent or more of the outstanding voting stock of the Company; (ii) the occurrence of a transaction requiring shareholder approval for the acquisition of the Company through purchase of stock or assets, by merger, or otherwise; or (iii) the election during any period of 24 months or less of 20 percent or more of the members of the Board of Directors without the approval, prior to or after the effective date of the plan, of the nomination of such members by a majority of the Board of Directors consisting of members who were serving at the beginning of the period, all options under the Plan will become immediately exercisable.



	401(k) Plan. The Company has a 401(k) Plan (the "401(k) Plan"), which covers all non-union employees who are at least 21 years of age and who complete one year of service. An eligible employee can elect to reduce his pay in any year in an amount between 3% and 15% and have the Company contribute his reduced pay to the 401(k) Plan. The Company elected to match 20% of the employee's contributions up to a maximum of 5% of the employee's earnings during fiscal 1995. Employee contributions in excess of 5% of the employee's contributions will not be matched by the Company. All contributions are subject to limitations imposed on retirement plans generally and 401(k) plans in particular. All contributions are fully vested at all times. Participants have the right to designate the investment of all contributions to the 401(k) Plan in one or more investment funds designated by the 401(k) Plan's trustee. Amounts generally remain invested in the 401(k) Plan until retirement or termination of employment. In-service distributions are permitted, however, in the event of financial hardship and loans are permitted from a participant's account. During the fifty-two weeks ended January 28, 1995, matching contributions in the aggregate amount of $45,354 were made pursuant to the 401(k) Plan.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION



	The Compensation Committee of the Company's Board of Directors consisted of Messrs. Goldberg, Lategano and Sigel during fiscal
1995. In addition, Mr. Curhan became a member of the Compensation Committee on July 13, 1994 and continued to serve thereon throughout the remainder of fiscal 1995.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

          MANAGEMENT

- -----------------------------------------------------------------



	The following table sets forth, as of June 6, 1995, the beneficial ownership of Common Stock by (i) each person known to the Company to own beneficially more than five percent of the Company's common stock, (ii) each director who is a shareholder,
(iii) each of the executive officers named in the Summary Compensation Table who is a shareholder, and (iv) all directors and executive officers as a group. Under the rules adopted by the Securities and Exchange Commission, a person is deemed to be the beneficial owner of securities with respect to which he, directly or indirectly, has or shares voting power or investment power.

                                   Amount

                                   Beneficially      Percent of
Class
Name                               Owned (1)         Outstanding


SB Asset Recovery Incorporated(2)  4,319,553            20.08%
 One Federal Street
 Boston, MA  02111
National Westminster Bank USA      3,001,723            13.96%
 175 Water Street
 New York, NY  10038
David S. Ferguson                    111,000(3)           *
Antone F. Moreira                    100,000(4)           *
Ronald C. Curhan                      10,000(5)           *
Denis T. Lemire                        7,000(6)           *
Eugene W. Twomey                         771(7)           *


All executive officers and
directors as a group (8 persons)     221,000(3)(4)(5)(8) 1.03%



* Less than 1%



(1)	Except to the extent otherwise provided herein, the persons
named in the table have sole voting and dispositive power with respect to the shares of Common Stock shown as beneficially owned by them.



(2)	Shawmut Bank NA and Shawmut National Corporation are the
direct and indirect parent corporations, respectively, of SB Asset Recovery Incorporated, the assignee of Shawmut Bank NA in respect of the Common Stock issued to it pursuant to the Prior Reorganization Plan, and may be deemed to share voting and dispositive power in respect to such Common Stock.



(3)	Includes 100,000 shares of Common Stock issuable upon the
exercise of options granted to Mr. Ferguson pursuant to the Company's 1992 Employee Stock Option Plan. See "Executive
Compensation."



(4)	Includes 100,000 shares of Common Stock issuable upon the
exercise of options granted to Mr. Moreira pursuant to the Company's 1992 Employee Stock Option Plan. See "Executive
Compensation."



(5)	Does not include 30,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Curhan pursuant to the Company's 1994 Directors Stock Option Plan which are not yet exercisable.



(6)	Does not include 100,000 shares of Common Stock issuable
upon the exercise of options granted to Mr. Lemire pursuant to the Company's 1992 Employee Stock Option Plan which were cancelled following his resignation from the Company on August
8, 1994.

(7)	Includes 771 shares owned by E.W.T., Inc., a consulting
corporation, of which Mr. Twomey is President. Does not include 100,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Twomey pursuant to the Company's 1992 Employee Stock Option Plan which were cancelled following the termination of his employment on January 31, 1995.



(8)	Does not include 190,000 shares of Common Stock issuable
upon the exercise of options granted to directors pursuant to the Company's 1994 Directors Stock Option Plan which are not yet exercisable.







ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

- ---------------------------------------------------------------------



 CERTAIN TRANSACTIONS



	Since the beginning of fiscal 1995, the Company has not been party to any transactions required to be disclosed hereunder.

PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

- -----------------------------------------------------------------



(a) 1. 	The following financial statements are filed herewith in
Part II, Item 8:



	Consolidated Statements of Operations
	 - Successor Company
	   Fiscal 1995
	   Fiscal 1994
	   Pro Forma Combined Fiscal 1993 (Unaudited)
	   13 Weeks Ended 1/30/93
	 - Predecessor Company
	   39 Weeks Ended 10/31/92




	Consolidated Balance Sheets
	 - Successor Company
     January 28, 1995
	   January 29, 1994


	Consolidated Statements of Cash Flows

	 - Successor Company
	   Fiscal 1995
	   Fiscal 1994
	   13 Weeks Ended 1/30/93
	 - Predecessor Company
	   39 Weeks Ended 10/31/92



	Consolidated Statements of Stockholders' Equity

	 - Successor Company
	   Fiscal 1995
	   Fiscal 1994
	   13 Weeks Ended 1/30/93
	 - Predecessor Company
	   39 Weeks Ended 10/31/92




	Notes to Consolidated Financial Statements


	Report of Independent Certified Public Accountants

    2.		Exhibits



	The following exhibit is incorporated by reference from the Company's Annual Report on Form 10-K for the 52 week period ended January 28, 1989, File No. 0-13184:



    Exhibit



   10-1  - 	Retirement Savings Plan (401(k) Plan) of the Company.





	The following exhibit is incorporated by reference from the Company's Annual Report on Form 10-K for the 52 week period ended February 1, 1992, File No. 0-13184:



    Exhibit



    22-1  -  	Subsidiary of the Company.


	The following exhibit is incorporated by reference from the Company's Current Report on Form 8-K dated October 23, 1992,
File No. 0-13184:



    Exhibit


    2-1  -	Joint Plan of Reorganization under Chapter 11 of the
Bankruptcy Code filed in Cases No. 90-42184-JFQ through
90-42185-JFQ in District of Massachusetts (Western Division) dated July 22, 1992, confirmed on October 13, 1992.





	The following exhibit is incorporated by reference from the Company's Quarterly Report on Form 10-Q for the 13 weeks ended
October 31, 1992, File No. 0-13184:



    Exhibit


    10-2  - 	Agreement dated October 1, 1992 between Gibson
Greetings, Inc. and the Company.





	The following exhibits are incorporated by reference from the Company's Registration Statement on Form S-1, File No. 33-58342:


    Exhibits


    3-1   - 	Restated Certificate of Incorporation of the
Company dated October 13, 1992.


    4-1   - 	Specimen Common Stock Certificate.


    4-2   - 	Articles Fourth and Fifth of the Restated
Certificate of Incorporation of the Company dated October 13,
1992 (included in Exhibit 3-1).

	The following exhibit is incorporated by reference from Amendment No. 2 to the Company's Registration Statement on Form
S-1, File No. 33-58342:


    Exhibit


    10-3  -	*Letter Agreement between the Company and S. Joseph
Hoffman dated as of June 1, 1993.




	The following exhibit is incorporated by reference from the Company's Current Report on Form 8-K dated December 29, 1993,
File No. 0-13184:


    Exhibit


    10-4  - 	Loan and Security Agreement between the Company and
Foothill Capital Corporation dated as of December 16, 1993.




    	The following exhibits are incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994, File No. 0-13184:


    Exhibits


    3-2   - 	By-Laws of the Company, as amended.


    4-3   -	Article 1 of the Amended By-Laws of the Company
(included in Exhibit 3-2).


    10-5  -	Depository Account Agreement among the Company,
Foothill Capital Corporation and Worcester County Institution for Savings dated January 26, 1994.




	The following exhibit is incorporated by reference from the Company's Current Report on Form 8-K dated December 2, 1994,
File No. 0-131984:


    Exhibit


    10-6  -	Agency Agreement between the Company and Gordon
Brothers Partners, Inc. dated as of November 3, 1994.




	The following exhibit is incorporated by reference from the Company's Current Report on Form 8-K dated March 5, 1995, File
No. 0-13184:


    Exhibit


    10-7  -	Agency Agreement between the Company and Garcel,
Inc. dated February 24, 1995.

	The following exhibits are filed herewith:



   Exhibit



   10-8  -	*1992 Employee Stock Option Plan, as amended.



   10-9  -	*1994 Directors Stock Option Plan.



   10-10 -	*1994 Cash Bonus Plan.



   10-11 -  	*Employment Agreement between the Company and David
S. Ferguson dated as of August 5, 1994.



   10-12 -	*Employment Agreement between the Company and Antone
F. Moreira dated as of August 8, 1994.



   10-13 - 	Amendment No. One to the Loan and Security Agreement
between the Company and Foothill Capital Corporation dated March
20, 1995.



   10-14 -	Second Amendment to Loan and Security Agreement
between the Company and Foothill Capital Corporation dated May
16, 1995.



   10-15 -  	Stipulation Regarding Post-Petition Financing and
Use of Cash Collateral dated as of May 16, 1995.



   10-16 -  	Agency Agreement between the Company and Garcel,
Inc. d/b/a Great American Asset Management dated May 3, 1995.





*	Indicates a management contract or compensatory plan or
arrangement required to be filed as an exhibit pursuant to Item
14(a)(3).



**	Not deemed filed for purposes of Section 11 of the Securities
Act of 1933, Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act of 1939, or otherwise subject to the liabilities of such sections and not deemed part of any registration statement to which such exhibit relates.



(b)	Reports on Form 8-K.



		During the 13 weeks ended January 28, 1995, the following report was filed on Form 8-K:



		On December 5, 1994, the Company filed a current report on Form 8-K dated November 23, 1994 with the Securities and
Exchange Commission, which stated that the Company had entered into an Agency Agreement with Gordon Brothers Partners, Inc. in connection with the sale of certain inventory from the Company's
Biddeford, Maine and Barre, Vermont stores.

SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        STUARTS DEPARTMENT
STORES, INC.





June 28, 1995                           By /s/ David S. Ferguson
                                           David S. Ferguson
                                           President and Chief
                                           Operating Officer



     Pursuant to the requirements of the Securities and Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                 Capacity                        Date



/s/David S. Ferguson      President, Chief Operating      June 28, 1995
David S. Ferguson         Officer and Director



/s/Antone F. Moreira      Executive Vice President and    June 28, 1995
Antone F. Moreira         Chief Financial Officer
                          (Principal Financial and
                          Accounting Officer)



/s/S. Joseph Hoffman      Chairman of the Board           June 28, 1995
S. Joseph Hoffman         and Director




/s/Margaret Coughlin      Director                        June 28, 1995
Margaret Coughlin




/s/Ronald C. Curhan       Director                        June 28, 1995
Ronald C. Curhan




/s/Joshua R. Goldberg     Director                        June 28, 1995
Joshua R. Goldberg




/s/Joseph Lategano        Director                        June 28, 1995
Joseph Lategano




/s/Morton H. Sigel        Director                        June 28, 1995
Morton H. Sigel

EXHIBIT INDEX

Exhibit

Number                Exhibit                    Location

2-1      	Joint Plan of Reorganization    	Incorporated by reference from
	        under Chapter 11 of the         	Exhibit 2-1 to the Company's
	        Bankruptcy Code filed in Cases  	Current Report on Form 8-K
	        No. 90-42184-JFQ through 90-	    dated October 23, 1992
	        42185-JFQ in District of
	        Massachusetts (Western Division)
	        dated July 22, 1992, confirmed
	        on October 13, 1992

3-1	      Restated Certificate of         	Incorporated by reference from
	        Incorporation of the Company    	Exhibit 3-1 to the Company's
	        dated October 13, 1992          	Registration Statement on Form
	                                        S-1 File No. 33-58342
	                                        ("Registration Statement No.
	                                        33-58342")

3-2	      By-laws of the Company, as      	Incorporated by reference from
	        amended                         	Exhibit 3-2 to the Company's
	                                        Annual Report on Form 10-K
                                          for the fiscal year ended January
                                          29, 1994, File No. 0-13184 (the
                                          "1994 Form 10-K")

4-1     	Specimen Common Stock	           Incorporated by reference from
	        Certificate	                     Exhibit 4-1 to Registration
	                                        Statement No. 33-58342

4-2	      Articles Fourth and Fifth of    	Included in Exhibit 3-1
	        the Restated Certificate of
	        Incorporation of the Company
	        dated October 13, 1992

4-3	      Article 1 of the Amended        	Included in Exhibit 3-2
	        By-laws of the Company

10-1	    Retirement Savings Plan         	Incorporated by reference from
	        (401(k) Plan) of the Company    	Exhibit 10-9 to the Company's
                                          Annual Report on Form 10-K for
                                          the fiscal year ended January
                                          28, 1989

10-2	    Agreement dated October 1,      	Incorporated by reference from
	        1992 between Gibson Greetings,  	Exhibit 10-6 to the Company's
	        Inc. and the Company            	Quarterly Report on Form 10-Q
	                                        for the 13 weeks ended October
	                                        31, 1992, File No. 0-13184
10-3	Letter Agreement between the        	Incorporated by reference from
	    Company and S. Joseph Hoffman       	Exhibit 10-12 to Amendment No.
	    dated as of June 1, 1993            	2 to Registration Statement No.
                                          33-58342

Exhibit
Number                Exhibit                    Location

10-4	Loan and Security Agreement         	Incorporated by reference from
	    between the Company and             	Exhibit 10-1 to the Company's
	    Foothill Capital Corporation        	Current Report on Form 8-K
	    dated as of December 16, 1993       	dated December 29, 1993, File No.
                                          0-13184

10-5	Depository Account Agreement        	Incorporated by reference from
	    among the Company, Foothill         	Exhibit 10-10 to the 1994 Form
	    Capital Corporation and             	10-K
	    Worcester County Institution
	    for Savings dated January 26,
	    1994

10-6	Agency Agreement between the        	Incorporated by reference from
	    Company and Gordon Brothers         	Exhibit 10-1 of the Company's
	    Partners, Inc. dated as of          	Current Report on Form 8-K
	    November 3, 1994                    	dated December 2, 1994, File
	                                        No. 0-13184

10-7	Agency Agreement between the        	Incorporated by reference from
	    Company and Garcel, Inc. dated	      Exhibit 10-1 to the Company's
	    February 24, 1995                   	Current Report on Form 8-K
	                                        dated March 15,1995, File No.
	                                        0-13184

10-8	1992 Employee Stock Option          	Sequentially numbered pages
	    Plan, as amended

10-9	1994 Directors Stock Option         	Sequentially numbered pages
	    Plan

10-10	1994 Cash Bonus Plan                	Sequentially numbered pages

10-11	Employment Agreement between        	Sequentially numbered pages
	    the Company and David S.
	    Ferguson dated as of August
	    5, 1995

10-12	Employment Agreement between        	Sequentially numbered pages
	    the Company and Antone F.
	    Moreira dated as of August
	    8, 1995

10-13	Amendment No. One to the Loan       	Sequentially numbered pages
	    and Security Agreement between
	    the Company and Foothill
	    Capital Corporation dated
	    March 20,

Exhibit
Number                Exhibit                    Location

10-14	Second Amendment to the Loan        	Sequentially numbered pages
	    and Security Agreement between
	    the Company and Foothill
	    Capital Corporation dated
	    May 16, 1995

10-15	Stipulation Regarding Post-         	Sequentially numbered pages
	    Petition Financing and Use of
	    Cash Collateral dated as of
	    May 16, 1995

10-16	Agency Agreement between the        	Sequentially numbered pages
	    Company and Garcel, Inc. d/b/a
	    Great American Asset Management
	    dated May 3, 1995