Form 10-Q/A
period 1995-04-29
STUARTS DEPARTMENT STORES INC
filed 1995-07-20
CIK 744795

THE PURPOSE OF THIS AMMENDMENT IS TO INCLUDE THE FINANCIAL DATA SCHEDULE.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549


FORM 10-Q AMMENDMENT NUMBER 1





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



	  Delaware                                 04-2817110

(State or other jurisdiction of                      (I.R.S.Employer

 incorporation or organization)                    Identification No.)



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



STUARTS DEPARTMENT STORES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THIRTEEN WEEKS ENDED APRIL 29, 1995 AND APRIL 30, 1994




					   13 Weeks        13 Weeks
					      Ended           Ended
					Apr. 29, 1995   Apr. 30,1994



Total store sales                       $ 11,817,603    $23,761,653

Less leased department sales                 687,157      1,691,335

Net store sales                           11,130,446     22,070,318

Leased department and other income           198,217        358,892

					  11,328,663     22,429,210



Costs and expenses

	Cost of sales, buying and

	  distribution                     8,358,919      15,487,366

	Restructuring and asset impairment

		charges                    1,912,676

	Selling and administrative          6,005,793      7,346,200

	Depreciation and amortization         462,644        502,706



     Total costs and expenses               16,740,032     23,336,272



(Loss) before interest                     (5,411,369)      (907,062)

Interest expense                               254,537        110,426)





Net (loss)                              $ (5,665,906)   $(1,017,488)

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

	Net (loss)                           $ (5,665,906)   $(1,017,488)

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



	 (a)  Exhibits.
	      Exhibit 27. Financial Data Schedule

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



			       STUARTS DEPARTMENT STORES, INC.

			       (Registrant)







Date: July 18, 1995        By: /s/ David S. Ferguson

			      David S. Ferguson

			      President

			      (Principal Executive Officer)







Date: July 18, 1995        By: /s/ Antone F. Moreira

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



			       STUARTS DEPARTMENT STORES, INC.

			       (Registrant)







Date: July 18, 1995        By:

			      David S. Ferguson

			      President

			      (Principal Executive Officer)







Date: July 18, 1995        By:

			      Antone F. Moreira

			      Senior Vice President and Chief

			      Financial Officer

			      (Principal Financial and
Accounting Officer)

































































