Form 10-K/A
period 1995-01-28
STUARTS DEPARTMENT STORES INC
filed 1995-07-27
CIK 744795

THE PURPOSE OF THIS AMENDMENT IS TO INCLUDE THE FINANCIAL DATA
SCHEDULE.





 FORM 10-K  AMMENDMENT NUMBER 1



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



Report of Independent Certified Public Accountants

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



   27               Financial Data Schedule.





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





July 28, 1995                              By /s/ David S. Ferguson

					      David S. Ferguson

					      President and Chief

					      Operating Officer



     Pursuant to the requirements of the Securities and Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                 Capacity                        Date



/s/David S. Ferguson      President, Chief Operating      July 28, 1995

 David S. Ferguson         Officer and Director



/s/Antone F. Moreira      Executive Vice President and    July 28, 1995

 Antone F. Moreira         Chief Financial Officer

			   (Principal Financial and

			   Accounting Officer)



/s/S. Joseph Hoffman      Chairman of the Board           July 28, 1995
S. Joseph Hoffman         and Director


/s/Margaret Coughlin      Director          July 28, 1995
Margaret Coughlin


/s/Ronald C. Curhan       Director           July 28, 1995
Ronald C. Curhan


/s/Joshua R. Goldberg     Director          July 28, 1995
Joshua R. Goldberg


/s/Joseph Lategano        Director            July 28, 1995
Joseph Lategano


/s/Morton H. Sigel        Director             July 28, 1995
Morton H. Sigel

EXHIBIT INDEX

Exhibit

Number                Exhibit                    Location

2-1     Joint Plan of Reorganization    Incorporated by reference from

	under Chapter 11 of the         Exhibit 2-1 to the Company's

	Bankruptcy Code filed in Ca     Current Report on Form 8-K

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

	Ferguson dated as of August

	5, 1995

10-1    Employment Agreement between      Sequentially numbered pages

	the Company and Antone F.

	Moreira dated as of August

	8, 1995

10-13   Amendment No. One to the Loan     Sequentially numbered pages

	and Security Agreement between

	the Company and Foothill

	Capital Corporation dated

	March 20, 1995

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

	 Petition Financing and Use of

	 Cash Collateral dated as of

	 May 16, 1995

10-16    Agency Agreement between the      Sequentially numbered pages

	 Company and Garcel, Inc. d/b/a

	 Great American Asset Management

	 dated May 3, 1995

27       Financial Data Schedule            Included with Ammendment

					    Number 1