Form 10-Q
period 1995-07-29
STUARTS DEPARTMENT STORES INC
filed 1995-09-15
CIK 744795

SECURITIES AND EXCHANGE COMMISSION


  Washington, D.C.  20549



FORM 10-Q



	  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

	      THE SECURITIES EXCHANGE ACT OF 1934



	      For the quarterly period ended July 29, 1995



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







	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes X      No



	Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or
15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.  Yes X    No



	The number of shares outstanding of the issuer's common stock, as of September 1, 1995 was 21,507,175 shares (excluding 901,899 shares held as treasury shares).

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STUARTS DEPARTMENT STORES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS

Current Assets                               July 29, 1995    Jan. 29, 1995

	Cash and cash equivalents             $  2,432,552    $      64,731

	Merchandise inventory                            0       12,376,497

	Merchandise available for sale                   0        3,282,000

	Other                                      729,684        1,288,541

	    Total current assets                 3,162,236       17,011,769

Equipment and Leasehold Improvements -

	At Cost

		Store fixtures                           0        8,527,424

		Store leasehold improvements             0        2,582,584

		Office and warehouse equipment           0        3,183,232

							 0       14,293,240

		    Less allowance for depreciation

		      and amortization                   0        9,313,761

							 0        4,979,479

Leaseholds (Less accumulated

   amortization of 100% and

   $5,995,285, respectively)                             0        1,010,209

Reorganization Value in Excess of Amounts

   Allocable to Identifiable Assets

   (Less accumulated amortization of

   100% and $157,415, respectively)                      0          543,585



Other Assets                                       413,397          511,692

Total Assets                                  $  3,575,633     $ 24,377,796

						==========       ==========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

	Accounts payable - trade post-petition  $  (103,243)   $          0

	Accounts payable - trade pre-petition      5,219,620      3,868,470

	Accrued expenses:

		Rent                                1,204,644       693,644

		Compensation and fringe benefits      170,713       251,951

		Short term debt (Note 4)                    0

		Other                               6,542,531     5,026,372

	Total current liabilities                  13,034,265     9,840,437

Long Term Debt (Note 4)                                           6,394,185

Other Liabilities                                     179,356       318,567

Stockholders' Equity

	Common stock - authorized 25,000,000 shares

	   of $.01 par value; issued and outstanding

	   22,409,074 shares                          224,091       224,091

	Additional paid-in capital                 29,725,274    29,725,274

	Retained (deficit)                        (37,779,518)  (20,316,923)

						   (7,830,153)    9,632,442

		Less treasury stock at cost

		(901,899 shares)                   (1,807,835)   (1,807,835)

	  Total stockholders' equity               (9,637,988)    7,824,607

Total Liabilities and Stockholders' Equity       $  3,575,633  $ 24,377,796

						 ==========       ==========

The accompanying notes are an integral part of these statements.

STUARTS DEPARTMENT STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THIRTEEN WEEKS ENDED JULY 29, 1995 AND JULY 30, 1994


					 13 Weeks        13 Weeks
					  Ended           Ended
				       July 29, 1995   July 30, 1994



Total store sales                       $  5,815,194    $26,122,653

Less leased department sales                 342,297      1,986,870

Net store sales                            5,472,897     24,135,783

Leased department and other income           105,783        411,829

					   5,578,680     24,547,612



Costs and expenses

	Cost of sales, buying and

	  distribution                      4,952,585     17,222,310

	Selling and administrative         10,777,580      7,920,679

	Depreciation and amortization       1,518,511        506,434



     Total costs and expenses              17,248,676     25,649,423



(Loss) before interest                   (11,669,996)    (1,101,811)

Interest expense (income)                    126,693         205 556





Net (loss)                              $(11,796,689)   $(1,307,367)

					  ==========     ==========



Net (loss) per share of

	common stock                           $(.55)          $(.06)



Weighted average number of common

	shares outstanding                  21,507,175     21,507,175








The accompanying notes are an integral part of these statements.

STUARTS DEPARTMENT STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE TWENTY-SIX WEEKS ENDED JULY 29, 1995 AND JULY 30, 1994



					 26 Weeks        26 Weeks
					  Ended           Ended
				       July 29, 1995   July 30, 1994


Total store sales                       $ 17,632,797    $49,884,306

Less leased department sales               1,029,454      3,678,205

Net store sales                           16,603,343     46,206,101

Leased department and other income           304,000        770,721

					  16,907,343     46,976,822



Costs and expenses

	Cost of sales, buying and

	 distribution                      13,311,504      32,709,676

	Selling and administrative         18,696,049      15,266,879

	Depreciation and amortization       1,981,155      1,009,140



     Total costs and expenses             33,988,708     48,985,695



(Loss) before interest                   (17,081,365)    (2,008,873)

Interest expense (income)                    381,230        315,982





Net (loss)                              $(17,462,595)   $(2,324,855)

					  ==========     ==========



Net (loss) per share of

	common stock                           $(.81)          $(.11)



Weighted average number of common

	shares outstanding                     21,507,175     21,507,175































The accompanying notes are an integral part of these statements.

STUARTS DEPARTMENT STORES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE TWENTY-SIX WEEKS ENDED JULY 29, 1995





				    Additional

			  Common      Paid-in      Retained   Treasury

			   Stock      Capital      Earnings     Stock



Balance at January 28,

   1995                  $224,091  $29,725,274  $(20,316,923) $(1,807,835)



Net (loss)                                       (17,462,595)






Balance at July 29,

   1995                  $224,091  $29,725,274  $(37,779,518) $(1,807,835)

			  =======   ==========    ==========   =========



































































The accompanying notes are an integral part of these statements.

STUARTS DEPARTMENT STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE TWENTY-SIX WEEKS ENDED JULY 29, 1995 AND JULY 30, 1994



					     26 Weeks       26 Weeks

					      Ended           Ended
					 July 29, 1995     July 30, 1994
Increase (decrease) in cash and cash

  equivalents



Cash flows from operating activities:

	Net (loss)                           $ (7,047,756)   $ (2,324,855)

	Adjustments to reconcile net (loss)

	  to net cash provided by (used in)

	  operating activities:

	Depreciation and amortization

	 (1995 asset write off)                 5,978,696      1,080,733

	(Increase) in inventory

	 (1995 inventory write off)             6,235,329     (4,652,521)

	(Increase) in other current assets        225,686       (616,264)

	Increase in accounts payable

	   and accrued expenses                 (1,699,681)      2,500,858

	(Decrease) in other liabilities          (116,840)       (45,435)

Net cash used in operating

	activities                              3,575,433     (4,057,484)



Cash flows from investing activities:

	Purchase of equipment and leasehold

	  improvements                                  0     (1,171,865)

	Decrease in leaseholds and other

	  assets                                  223,284          13,637

Net cash used in investing activities             223,284     (1,158,228)



Cash flows from financing activities:



Pay down of Long-Term Debt                     (1,843,566)


Proceeds from issuance of Long-Term Debt                0      4,972,559



Net cash provided by financing
  activities                                   (1,843,566)     4,972,559



Net (decrease) in cash and cash

	equivalents                             1,955,151         (243,153)



Cash and cash equivalents at beginning

	of period                                 477,401          344,075





Cash and cash equivalents at July 29,

	1995 and July 30, 1994, respectively    $2,432,552    $   100,922

						 =========      =========

Supplemental Disclosures of Cash Flows

 Information:

	Cash paid during the period for:

		Interest                           383,850          211,352

		Income taxes                        24,200           28,428



The accompanying notes are an integral part of these statements.

STUARTS DEPARTMENT STORES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

July 29, 1995



NOTE 1 - OPERATIONS IN CHAPTER 11



On May 16, 1995, Stuarts Department Stores, Inc. filed a voluntary petition for reorganization under Chapter 11 ("Chapter 11"), Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court (the "Bankruptcy Court") for the District of Massachusetts, Western Division. The Company is currently operating its business as a debtor-in-possession, subject to the approval of the Bankruptcy Court for certain of its proposed actions. In addition, an official committee of unsecured creditors of the Company approved by the United States Trustee has the right to, among other things, consult with the Company in connection with the administration of its Chapter 11 case and participate in the formulation of any plan of reorganization or liquidation. In June 1995, the Company's Board of Directors authorized the Company's management to sell or liquidate its stores, given its failure achieve desired results and the debtor's continuing losses. The Company is in the process of liquidating under Chapter 11.



As of the petition date, actions to collect pre-petition indebtedness are stayed and certain contractual obligations may not be enforced against the Company. Under the Federal Bankruptcy Code, the rights of pre-petition creditors and stockholders may be altered substantially. In addition, the Company may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the Court in accordance with the process established by the Bankruptcy Court.



NOTE 2 - GENERAL



The accompanying unaudited condensed consolidated financial statements include the accounts of Stuarts. Unless the context otherwise requires, all references herein to "Stuarts" or the "Company" shall be to Stuarts Department Stores, Inc.



In the opinion of the Company, the consolidated condensed financial statements (unaudited) contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of July 29, 1995 and January 28, 1995, the consolidated results of operations for the 13 week periods ended July 29, 1995 and July 30, 1994 and the consolidated statements of cash flows for the 13 week periods ended July 29, 1995 and July 30, 1994.



In July 1995, with proceeds received on the sale of inventory of its remaining eight stores to a liquidator, the Company was able to pay its debt owed to Foothill Capital Corporation in its entirety. Such debt had been secured by liens on substantially all of the Company's assets.

STUARTS DEPARTMENT STORES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

July 29, 1995





NOTE 3 - RESTRUCTURING



In accordance with FASB EIFT 94-3 (liability recognition for certain costs incurred in a restructuring), approximately $1,913,000 of expenses incurred for the closing of stores located in Malden, Haverhill, Taunton, Fall River and Springfield, Massachusetts and East Providence, Rhode Island were charged to the first quarter of fiscal 1996.



On April 30, 1995, the Company's Board of Directors approved the closing of four additional stores located in Athol, Chelsea and Fitchburg, Massachusetts and Goffstown, New Hampshire. In accordance with FASB EIFT 94-3 (liability recognition for certain costs incurred in a restructuring), approximately $2,875,000 in expense has been charged to the second quarter of fiscal 1996 to cover the closing of these stores.





NOTE 4 - INCOME TAXES



The Company operated at a loss for both financial reporting and income tax reporting purposes in the 13 week periods ended July 29, 1995 and July 30, 1994. No tax benefit was recorded for federal and state income taxes for the second quarters of 1995 or 1994.





NOTE 5 - NET (LOSS) PER SHARE



Net (loss) per common share has been calculated on the weighted average number of shares outstanding for the respective fiscal periods.





NOTE 6 - CLOSING WRITE-OFFS



The second quarter results reflect the write-offs of approximately $6,900,000 resulting from the liquidation of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

	 AND RESULTS OF OPERATIONS





CHAPTER 11 FILING AND LIQUIDATION - RESULTS OF OPERATIONS



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



In June 1995, the Company's Board of Directors authorized the Company's management to sell or liquidate the Company's stores, given the Company's failure to achieve desired results and the Company's continuing losses. The Company is in the process of liquidating under Chapter 11 and intends to file a plan of liquidation with the Bankruptcy Court by the end of the third fiscal quarter. Once a liquidation plan has been finalized and filed with the Bankruptcy Court, the plan must be confirmed by the Bankruptcy Court and submitted to a vote of the Company's creditors and stockholders for their approval. There can be no assurance that a liquidation plan filed by the Company will receive the requisite confirmation and approvals. Pending final confirmation and approval of a liquidation plan, which is expected to require several months, the Company will continue to analyze which of its executory contracts and unexpired leases it intends to reject or assume for purposes of assignment.



As a result of the decision to liquidate the Company, the Company closed its remaining eight stores effective July 7, 1995. These closings, in connection with the closing of an aggregate of 12 stores since the beginning of fiscal 1996, caused the Company to have significantly fewer stores in operation and accounted for a significant decline in sales during the 13 and 26 week period ended July 29, 1995. In addition, the Company's Cost of sales, buying and distribution expense was significantly impacted by the loss on the sale of the Company's remaining inventory to a liquidator. Selling and administrative expenses were largely impacted by write-offs resulting from the liquidation. Write-offs charged to the second quarter period ending July 29, 1995 are listed below.



	Fixtures and leasehold          $ 3,137,000

	Inventory write-off               1,105,850

	Leasehold amortization              683,774

	Reorganization value                514,360

	Investment in Barre                 402,740

	Pre-paid loan fees                  306,161

	Deferred freight                    235,682

	Supply inventory                     98,098

				 Total  $ 6,887,413

LIQUIDITY AND CAPITAL RESOURCES



As noted earlier, the Company is in the process of liquidating its assets and formulating a plan of liquidation which it expects to file with the Bankruptcy Court by the end of the third fiscal quarter. As a result of the pending liquidation, the Company's planned expenditures have been significantly curtailed and are presently confined to anticipated costs in the amount of $2,200,000 associated with the closing of the Company's remaining stores and completion of the liquidation process. The Company does not anticipate that the liquidation process will result in significant income. Proceeds from the sale of inventory to a liquidator during July 1995 have been used by the Company to pay all outstanding indebtedness under its facility with Foothill Capital Corporation. Current payments on almost all pre-petition liabilities are deferred except as may be required by Bankruptcy Court order. Until a plan of liquidation has been confirmed and approved and the liquidation has been completed, which is expected to take several months, the Company is not able to determine or predict the amount, if any, that will be available to pay these pre-petition creditors. The Company presently believes that the liquidation will not result in any distribution of proceeds to the holders of its equity securities.







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



The Company is a party to certain other legal actions arising in the ordinary course of its business. The continuance of certain of such actions by the parties in interest is subject to Bankruptcy Court approval as provided above. As a result of the Company's decision in June to liquidate or sell all of its assets, the Company on July 5, 1995 entered into an arrangement with a joint venture comprised of Garcel, Inc. and Hilco Trading Co., Inc. to sell the Company's remaining inventory in liquidation sales in the Company's remaining eight stores. As a result of such arrangement, the Company paid off its secured creditor in full. The Company continues to liquidate its other assets for the benefit of its unsecured creditors, and has filed several motions to sell furniture, fixture, and equipment in its stores and home office to various parties. Finally, the Company has exercised its right to reject certain leases pursuant to Section 365 of the Bankruptcy Code, and has obtained Bankruptcy Court approval to extend the time to assume or reject its other leases. The Company's current period for assuming or rejecting its remaining leases expires on October 16, 1995. Finally, the Company is currently negotiating a plan of liquidation with its committee of unsecured creditors, and anticipates filing such plan by the end of the third fiscal quarter.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES



(a) As a result of the filing of a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, there occurred an event of default under the Company's pre-petition financing arrangements with Foothill Capital Corporation. As of May 16, 1995, the outstanding principal amount of the Company's indebtedness under the pre-petition financing arrangements was $2,027,951 and accrued and unpaid interest thereon was $20,513. Such indebtedness has been paid in full.





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



	 (a)  Exhibits - None



	 (b)  Reports on Form 8-K.


During the 13 weeks ended July 29, 1995, the following reports were filed on Form 8-K:


On May 3, 1995, the Company filed a current report on Form
8-K dated May 3, 1995 with the Securities and Exchange
Commission, which reported the closing of its stores located in Athol, Chelsea, and Fitchburg, Massachusetts and Goffstown, New
Hampshire.


On May 16, 1995, the Company filed a current report on Form 8-K dated May 16, 1995 with the Securities and Exchange Commission, which stated that Stuarts had filed a voluntary petition for reorganization under Chapter 11, Title 11 of the United States Code.


On June 21, 1995, the Company filed a current report on Form 8-K dated June 21, 1995 with the Securities and Exchange Commission, which stated that Stuarts Board of Directors approved the orderly liquidation or sale in Chapter 11 of the department store chain.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



			       STUARTS DEPARTMENT STORES, INC.

			       (Registrant)







Date: September 14, 1995   By: /s/ David S. Ferguson

			      David S. Ferguson

			      President and Chief Operating

			      Officer







Date: September 14, 1995   By: /s/ Antone F. Moreira

			      Antone F. Moreira

			      Executive Vice President and Chief

			      Financial Officer