Form 10-Q/A
period 1995-07-29
STUARTS DEPARTMENT STORES INC
filed 1995-09-19
CIK 744795

THE PURPOSE OF THIS AMENDMENT IS TO INCLUDE THE FINANCIAL DATA SCHEDULE.



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



	 (a)  Exhibits
       Exhibit 27. Financial Data Schedule


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



			       STUARTS DEPARTMENT STORES, INC.

			       (Registrant)







Date: September 18, 1995   By: /s/ David S. Ferguson

                     			      David S. Ferguson

                     			      President and Chief Operating

                     			      Officer







Date: September 18, 1995   By: /s/ Antone F. Moreira

                     			      Antone F. Moreira

                     			      Executive Vice President and Chief

                     			      Financial Officer