Form 10-Q
period 1995-10-28
STUARTS DEPARTMENT STORES INC
filed 1995-12-14
CIK 744795

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q

	  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
		       SECURITIES EXCHANGE ACT OF 1934

		       For the quarterly period ended October 28, 1995

OR

	  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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



	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes    X                No____

	Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities and Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  Yes   X          No____

	The number of shares outstanding of the issuer's common stock, as of December 1, 1995 was 21,507,175 shares (excluding 901,899 shares held as treasury shares).





Part I - Financial Information
1.  FINANCIAL STATEMENTS
STUARTS DEPARTMENT STORES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITIED)




ASSETS




Current Assets                         October 28, 1995        Jan. 29,1995
	Cash and cash equivalents              $2,489,552           $     64,731
	Merchandise inventory                           0             12,376,497
	Merchandise available for sale                  0              3,282,000
	Other                                     851,015              1,288,541
		Total current assets                   3,340,567             17,011,769
Equipment and Leasehold Improvement -
    At Cost
	Store Fixtures                                  0              8,527,424
	Store Leasehold improvements                    0              2,582,584
	Office and warehouse equipment                  0              3,183,232
											 0             14,293,240
	   Less allowance for depreciation
		and amortization                               0              9,313,761
                                                 0              4,979,479
Leaseholds    (Less accumulated
      amortization of 100 % and
      $5,995,285,   respectively)                0              1,010,209
Reorganization value in Excess of Amounts
       Allocable to Identifiable Assets
	(Less accumulated amortization of
	 100 % and $157,415,  respectively)             0                543,585

Other Assets                               227,120                511,692
Total Assets                            $3,340,567          $  24,377,796
									     ========             ==========
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
    Accounts payable - trade post -petition $ (    82,775)  $        0
      Accounts payable - trade pre-petition      5,238,46    3,868,470
      Accrued expenses:
	   Rent                                        1,321,909      693,644
	   Compensation and fringe benefits              111,675      251,951
	   Short term debt  (note 4)                           0
	   Other                                       6,383,432     5,026,372
	       Total current liabilities              12,972,709     9,840,437
Long Term Debt  (Note 4)                                      6,394,185
Other Liabilities                                 186,395       318,567
Stockholders Equity
  Common stock - authorized 25,000,000 shares
    of  $.01 par value; issued and outstanding
    2,409,074  shares                                 224,091       224,091
      Additional paid - in capital                 29,725,274    29,725,274
      Retained (deficit)                          (37,732,947)  (20,316,923)
						 (  7,783,582)    9,632,442
      Less treasury stock at cost
       (901,899 shares)                          (  1,807,835)   (1,807,835)
        Total stockholder's equity                  9,591,417)    7,824,607
Total Liabilities and Stockholder's Equity      $   3,567,687   $24,377,796
											    =========     ========
	The accompanying notes are an integral part of these statements.



	STUARTS DEPARTMENT STORES, INC.
		CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)FOR THE
THIRTEEN WEEKS ENDED OCTOBER 28, 1995 AND OCTOBER 29, 1994


							       13 Weeks            13 Weeks
									  Ended               Ended
							      October 28, 1995    October 29, 1994

Total store sales                     $          0          $27,433,187
Less leased department sales                     0            1,967,517
Net store sales                                  0           25,465,670
Leased department and other income       1,012,849              426,907
                                     			 1,012,849           25,892,577

Costs and expenses
   Cost of Sales, buying and distribution        0           17,821,135
    Selling and  administrative            956,405            8,444,384
     Depreciation and amortization               0              538,366

	Total costs and expenses                  956,405           26,803,885

(Profit) before interest                    47,444             (911,308)
Interest Income                                873              314,705

Net (Profit)                          $     46,571         $  1,226,013
									==========          ===========

Net (loss) per share of common stock                              $(.06)

Weighted average number of common
   shares outstanding                   21,507,175           21,507,175

















	The accompanying notes are an integral part of these statements.


			    STUARTS DEPARTMENT STORES, INC.
		    Consolidated STATEMENTS OF OPERATIONS (UNAUDITED)
    FOR THE THIRTY NINE WEEKS ENDED OCTOBER 28, 1995 AND OCTOBER 29, 1994


									39 Weeks                   39 Weeks
									   Ended                     Ended
							 October 28, 1995          October 29, 1994

Total store sales              $       17,632,797             $  77,317,493
Less leased department sales            1,029,454                 5,645,772
Net store sales                        16,603,343                71,671,771
                                							1,316,849                 1,197,628
Leased department and other income     17,920,192               72,869,399

Costs and expenses
       Cost of sales, buying and
	     distribution                     13,311,504               50,530,811
Selling and administrative             19,920,192               23,711,263
Depreciation and amortization           1,981,155                1,547,506

     Total costs and expenses          34,954,113               75,789,580

(Loss)  before interest               (17,033,921)              (2,920,181)
Interest expense                          382,103                  630,687

Net  (loss)                       $   (17,416,024)          $   (3,550,868)

Net (loss) per share of           $          (.81)          $         (.17)
      common stock

Weighted average number of common
       shares outstanding               21,507,175               21,507,175



















The accompanying notes are an integral part of these statements.



				STUARTS DEPARTMENTS, INC.
	CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
		FOR THE THIRTY NINE WEEKS ENDED OCTOBER 28,1995
								Additional
						 Common  Paid -in       Retained     Treasury
					      Stock   Capital        Earnings     Stock
Balance at January 28,
 1995                      $224,091  $29,725,274  $(20,316,923) $(1,807,835)

   Net (loss)                                      (17,416,024)

Balance at October 28,
     1995                  $224,091  $29,725,274  $(37,732,947) $(1,807,835)





































The accompanying notes are an integral part of these statements.




				STUARTS DEPARTMENT STORES, INC.
		CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     FOR THE THIRTY NINE WEEKS ENDED OCTOBER 28, 1995 AND OCTOBER 29,1994

									  26 Weeks               26 Weeks
									       Ended                Ended
								  October 28,1995     October 29, 1994
Increase  (decrease) in cash and cash
   equivalents

Cash flows from operating activities:
Net  (loss)                               (17,416,024)         (3,550,868)
Adjustments  to reconcile net  (loss)
 to net cash provided by  (used in)
 operating activities:
Depreciation and amortization
  (1995 asset write off )                   6,533,273           1,609,190
  (Increase)  in inventory
(1995 inventory write off)                (15,158,497)         (7,859,984)
Decrease  (Increase)in other current assets   437,526            (741,779)
	Increase in accounts payable
      and accrued expenses                  3,132,272           2,850,366
	(Decrease)  in other liabilities           (132,172)            (68,230)
Net cash used in operating
	activities                                 8,213,372          (7,761,305)

Cash flows from investing activities:
	Purchase of equipment and leasehold
	   improvements                                               (1,990,891)
	Decrease in leaseholds and other
	   assets                                    605,634              34,794
Net cash provided by (used in) investing
	    activities                               605,634          (1,956,097)

Cash flows from financing activities:

Pay down of Long-Term Debt                 (6,394,185)
Proceeds from issuance of Long -Term Debt           0           9,465,897


Net cash (used in) provided by financing
      activities                           (6,394,185)          9,465,897

Net Increase (decrease)  in cash and cash
      equivalents                            2,424,821         (  251,505)

Cash and cash equivalents at beginning
      of period                                 64,371            344,075


Cash and cash equivalents at October 28,
  1995 and October 29, 1994, respectively   $2,489,552             92,570

Supplemental Disclosures of Cash Flows
    Information;
	Cash paid during the period for:
	   Interest                                   388,083            484,470
	   Income taxes                                24,000             28,428


    The accompanying notes are an integral part of these statements.



			STUARTS DEPARTMENT STORES, INC.
	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - OPERATIONS IN CHAPTER 11

On May 16, 1995, Stuarts Department Stores, Inc. filed a voluntary petition for reorganization under Chapter 11 ('Chapter 11'),Title 11 of the United
States Code (the 'Bankruptcy Code') in the United States Bankruptcy Court
(the 'Bankruptcy Court') for the District of Massachusetts, Western
Division. The Company is currently operating its business as a debtor-in-possession, subject to the approval of the Bankruptcy Court for certain of its proposed actions. In addition, an official committee of unsecured creditors of the Company approved by the United States Trustee has the right to, among other things, consult with the Company in connection with the administration of its Chapter 11 case and participate in the formulation of any plan of reorganization or liquidation. In June 1995, the Company's Board of Directors authorized the Company's management to sell or liquidate its stores, given its failure to achieve desired results and the debtor's continuing losses. The Company is in the process of liquidating under Chapter 11.

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

NOTE 2 - GENERAL

The accompanying unaudited condensed consolidated financial statements include the accounts of Stuarts. Unless the context otherwise requires, all references herein to 'Stuarts' or the 'Company' shall be to Stuarts
Department Stores, Inc.

In the opinion of the Company, the consolidated condensed financial statements (unaudited) contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of October 28, 1995 and January 28, 1995, the consolidated results of operations for the 13 week period ended
October 28, 1995 and October 29, 1994 and the consolidated statements of cash flows for the 13 week periods ended October 28, 1995 and October 29, 1994.

In July 1995, with proceeds received on the sale of inventory of its remaining eight stores to a liquidation, the Company was able to pay its debt owed to Foothill Capital Corporation in its entirety. Such debt had been secured by liens on substantially all of the Company's assets.












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

NOTE 4 - INCOME TAX

The Company operated at a loss for both financial reporting and income tax reporting purposes in the 13 week periods ended July 29, 1995 and July
30,1994. No tax benefit was recorded for federal and state income taxes for the second quarters of 1995 or 1994.

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

In June 1995, the Company's Board of Directors authorized the Company's management to sell or liquidate the Company's stores, given the Company's failure to achieve desired results and the Company's continuing losses.
The Company is in the process of liquidating under Chapter 11 and intends to file a plan of liquidation with the Bankruptcy Court by the end of the fourth fiscal quarter. The Company has prepared a draft of a liquidating Chapter 11 plan, which has received the preliminary approval of the Official Committee of Unsecured Creditors in the Chapter 11 case. Once a liquidating Chapter 11 plan has been finalized and filed with the Bankruptcy Court, the plan must be confirmed by the Bankruptcy Court and submitted to a vote of the Company's creditors and stockholders for their approval. There can be no assurance that a liquidating Chapter 11 plan filed by the Company will receive the requisite confirmation and approvals.

During the 13 weeks ended October 28, 1995, due to the Company's liquidation effort, the Company did not realize any store sales and realized leased department and other income of $1,012,849. Similarly the Company did not incur any cost of sales during this period and, as a result of the write-off of assets which occurred during the 13 week period ended July 29, 1995, did not incur any depreciation or amortization expense during the 13 week period ended October 28, 1995. The Company incurred selling and administrative expense of $956,405 during the 13 weeks ended October 28, 1995 which related primarily to the Company's liquidation effort.






LIQUIDITY AND CAPITAL RESOURCES

As noted earlier, the Company is in the process of liquidating its assets and formulating a plan of liquidation which it expects to file with the Bankruptcy Court by the fourth fiscal quarter. As a result of the pending liquidation, the Company's planned expenditures have been significantly curtailed and are presently confined to anticipated costs in the amount of $850,000 associated with the completion of the liquidation process. The Company does not anticipate that the liquidation process will result in significant additional income. Proceeds from the sale of inventory to a liquidator during July 1995 have been used by the Company to pay all outstanding indebtedness under its facility with Foothill Capital Corporation. Current payments on almost all pre-petition liabilities are deferred except as may be required by Bankruptcy Court order. Until a plan of liquidation has been confirmed and approved and the liquidation has completed, which may take several months, the Company is not able to determine or predict the amount, if any, that will be available to pay these pre-petition creditors. The Company presently believes that the liquidation will not result in any distribution of proceeds to the holders of its equity securities.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On May 16, 1995, the Company filed voluntary petitions for relief under Chapter 11, of the Bankruptcy Code with the Bankruptcy Court. Pursuant to
Section 362 of the Bankruptcy Code, during a Chapter 11 case, creditors and other parties in interest may not, without Bankruptcy court approval; (i) commence or continue a judicial, administrative or other proceeding against a debtor which was or could have been commenced prior to commencement of the Chapter 11 case, or to recover a claim that arose prior to commencement of the case; (ii) enforce any pre-petition judgments against the debtor;
(iii) take any action to obtain possession of property of the debtor or to exercise control over property of the debtor or the debtor's estate; (iv) create, perfect or enforce any lien against the property of the debtor;
(v) collect, assess or recover claims against the debtor that arose before the commencement of the case; or (vi) set off any debt owing to the debtor that arose prior to the commencement of the case against a claim of such creditor or party-in-interest against the debtor that arose before the commencement of the case.

The Company is a party to certain other legal actions arising in the ordinary course of its business. The continuance of certain of such actions by the parties in interest is subject to Bankruptcy Court approval as provided above. As a result of the Company's decision in June to liquidate or sell all of its assets, the Company on July 5, 1995 entered into an arrangement with a joint venture comprised of Garcel, Inc. and Hilco Trading Co., Inc. to sell the Company's remaining inventory in liquidation sales in the Company's eight stores . As a result of such arrangement, the Company paid off its secured creditor in full. The Company continues to liquidate its other assets for the benefit of its unsecured creditors, and has filed several motions to sell furniture, fixture, and equipment in its stores and home office to various parties. The liquidation process is substantially completed. The Company has prepared a draft of a liquidating Chapter 11 plan, which has received the preliminary approval of the Official Committee of Unsecured Creditors in the Chapter 11 case. Finally, the Company has exercised its right to reject certain leases pursuant to Section 365 of the Bankruptcy Code, and has obtained Bankruptcy Court approval to extend the time to assume or register its other leases. The Company's current period for assuming or rejecting its remaining leases expires on December 15, 1995. Finally, the Company is unsecured creditors, and anticipates filing such plan by the end of the fourth fiscal quarter.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8 - K

	    (a) Exhibits - None





SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


					STUARTS DEPARTMENT STORES, INC.
					(Registrant)


Date:  December 13, 1995        By: /s/  Antone F.  Moreira
 				Antone F.  Moreira
					Executive Vice President and Chief
					Financial Officer










1